Form 10-Q
period 1995-03-31
AJAY SPORTS INC
filed 1995-04-28
CIK 854858

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ----------------------

                                   FORM 10-Q

                                   MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                 For the transition period from _____ to _____

                          ---------------------------
                          Commission File No. 0-18204
                          ---------------------------

                               AJAY SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                     39-1644025
(State or other jurisdiction of        (I.R.S. Employer Identification Nubmer)
 incorporation or organization)

1501 E. Wisconsin Street, Delavan, Wisconsin             53115
(Address of principal executive offices)               (Zip Code)

                                 (414) 728-5521
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 4/17/95 is 22,545,537.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (in thousands)

                                                                                      March 31,
                                                                                        1995      December 31,
                                                                                     (Unaudited)       1994
                                                                                        --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ........................................................   $     22    $    105
   Trade accounts receivable, net ...................................................      3,812       1,700
   Inventories ......................................................................      5,478       5,786
   Prepaid expenses and other current assets ........................................        249         211
                                                                                        --------    --------
   Total current assets .............................................................      9,561       7,802

Fixed assets, net ...................................................................      1,369       1,357

Investments .........................................................................          0           0
Other assets ........................................................................        195         206
                                                                                        --------    --------
            Total assets ............................................................   $ 11,125    $  9,365
                                                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable to affiliate ........................................................      6,790       5,370
   Note payable to bank .............................................................         12          12
   Accounts payable .................................................................      1,499       1,337
   Accrued expenses .................................................................        523         490
                                                                                        --------    --------
            Total current liabilities ...............................................      8,824       7,209

Note payable - long term ............................................................        106         121

Stockholders' equity:
   Preferred stock , $.01 par value, 10,000,000 shares authorized, 12,500
     shares issued, at liquidation value ............................................      1,205       1,205
   Common stock, $.01 par value, 50,000,000 shares authorized, 22,545,537 and
     22,533,637 shares outstanding, respectively ....................................        225         225
   Additional paid-in capital .......................................................      8,961       8,961
   Accumulated deficit ..............................................................     (8,241)     (8,401)
                                                                                        --------    --------
            Total stockholders' equity ..............................................      2,195       2,035
                                                                                        --------    --------
Total liabilities and stockholders' equity ..........................................   $ 11,125    $  9,365
                                                                                        ========    ========

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                                                   Three Months
                                                                                                                  Ended March 31,
                                                                                                                  1995       1994
                                                                                                               --------   --------
Net sales ..................................................................................................   $  5,454   $  3,663
Cost of sales ..............................................................................................      4,362      3,187
                                                                                                               --------   --------
            Gross profit ...................................................................................      1,092        476

Selling, general and
  administrative expenses ..................................................................................        752        632
                                                                                                               --------   --------
            Operating income (loss) ........................................................................        340       (156)

Non-operating (income) expense:
   Interest expense, net ...................................................................................        185        154
   Other, net ..............................................................................................          0         10
                                                                                                               --------   --------
   Total non-operating expense .............................................................................        185        164
                                                                                                               --------   --------
Income (loss) before income taxes ..........................................................................        155       (320)

Income taxes ...............................................................................................          0          0
                                                                                                               --------   --------

Net income (loss) ..........................................................................................   $    155   $   (320)
                                                                                                               ========   ========

Income (loss) per common share outstanding* ................................................................   $    .01   $   (.04)
                                                                                                               ========   ========
Income (loss) per common share & equivalents ...............................................................   $    .00   $   (.04)
outstanding** ..............................................................................................   ========   ========

Weighted average common shares outstanding .................................................................     22,546      8,825
                                                                                                               ========   ========
Weighted average common and common
  equivalents outstanding ..................................................................................     32,629      8,825
                                                                                                               ========   ========

* Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.

**Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common share and common share equivalents outstanding.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                                          Three Months
                                                                                                         Ended March 31,
                                                                                                        1995        1994
Cash flows from operating activities:
   Net income (loss) ............................................................................   $    155    $   (320)
   Adjustments to reconcile to net cash
  provided by operating activities:
     Depreciation and amortization ..............................................................         52          47
     Adjustment to retained earnings ............................................................          5
   Change in assets [(increase)/decrease] and
   liabilities [increase/(decrease)]:
     Trade accounts receivable, net .............................................................     (2,112)       (618)
     Inventories ................................................................................        308         745
     Prepaid expenses and other current assets ..................................................        (38)        (80)
     Other assets ...............................................................................         11         ---
     Accounts payable ...........................................................................        162        (168)
     Accrued expenses ...........................................................................         33          19
     Due to affiliates ..........................................................................        ---         250
                                                                                                    --------    --------
            Net cash provided by (used in)
              operating activities ..............................................................     (1,424)       (125)
                                                                                                    --------    --------
Cash flows from investing activities:
   Purchase of property, plant, equipment .......................................................        (64)
   Disposition of fixed assets ..................................................................          0           7
   Investments in and advances to affiliates ....................................................          0          18
                                                                                                    --------    --------
            Net cash provided by (used in)
            investing activities ................................................................        (64)         25
                                                                                                    --------    --------
Cash flows from financing activities:
   Net change in bank loan ......................................................................        (15)        102
   Net change in note payable to affiliate ......................................................      1,420         ---
                                                                                                    --------    --------
   Net cash provided by
            financing activities ................................................................      1,405        102
                                                                                                    --------    --------
Net increase/(decrease) in cash and cash equivalents ............................................        (83)          2
Cash and cash equivalents at beginning of period ................................................        105           2
                                                                                                    --------    --------
Cash and cash equivalents at end of period ......................................................   $     22    $      4
                                                                                                    ========    ========

Supplemental disclosures of cash flow information:
   Cash paid for interest .......................................................................   $    185    $    115
                                                                                                    ========    ========
                                                                                                           0           0
   Cash paid for income taxes ...................................................................   ========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1995 and the results of operations for the three-month periods ended March 31, 1995 and 1994 and the cash flows for the same three-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 2.  INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

                                             March 31, December 31,
                                                 1995    1994
                                               ------   ------

Raw Materials ..............................   $3,164   $2,902
Work in Process ............................      908      943
Finished Goods .............................    1,406    1,941
                                               ------   ------
                                               $5,478   $5,786
                                               ======   ======

Note 3.  NOTES PAYABLE

On April 14, 1994 the Company was advised by BankAmerica Business Credit, Inc. ("BankAmerica") that the Second Amended Restated Loan and Security Agreement ("Credit Agreement") between BankAmerica and the Company's wholly-owned subsidiary, Ajay Leisure Products, Inc. ("Ajay"), had been purchased by Roadmaster Industries, Inc. ("Roadmaster"). On May 5, 1994 Ajay paid Roadmaster in full all outstanding obligations under The Total Credit Facility and entered into a Loan and Security Agreement ("Loan Agreement") with Williams Controls Industries, Inc. ("Williams") for a term loan of up to

$7,000,000.   The Loan Agreement required monthly interest only
payments at the prime rate of First Interstate Bank of Oregon plus 2% and was originally scheduled to expire on November 4, 1994 and was later extended to May 5, 1995. On February 1, 1995 the interest rate went to prime plus 3.25%. On April 5, 1995 the Loan Agreement was extended to expire on February 1, 1996 providing, as of August 1, 1995 the line of credit is reduced to $5,600,000. The Loan Agreement is secured by a lien on substantially all of the assets of Ajay and is guaranteed by the Company. The guaranty is secured by a pledge of all of the outstanding stock of Ajay.

The Company received an equity infusion in early October 1994 of $2,400,000 as a result of a private placement of 2,941,177 shares of Common Stock and the exercise of options by Williams Controls Incorporated for 4,117,647 shares. Proceeds from the Williams Controls Inc. Common Stock purchase were used to reduce the Company's loan balance with Williams by $1,400,000. Also on October 3, 1994, the holder of the Company's Series B Preferred Stock converted 17,000 shares of Series B Preferred Stock into 5,000,040 shares of Common Stock.

In addition, concurrent with the establishment of the Loan
Agreement with Williams, the Company and Ajay entered into a Joint Venture Agreement with Williams in which the Company granted
Williams the option to purchase up to 51% of the common stock of the Company at various option prices. As part of this agreement the Company granted Williams the right to purchase up to 8,834,866 shares of the Company's common stock at $.34 per share, exercisable for a four-year period. On October 3, 1994 Williams exercised its option and purchased 4,117,647 shares of the Company's common stock in exchange for a reduction in the note payable from Ajay to Williams of $1,400,000. Williams retains the remaining options granted under the Joint Venture Agreement to purchase up to another 14,879,775 shares of the Company's common stock at higher prices.

On April 5, 1995, the Company and Williams agreed to modifications of the terms of the Loan Agreement and the Joint Venture Implementation Agreement. The changes include (1) a waiver of Williams' preemptive right to purchase up to 51% under certain circumstances, (2) an extension of the loan term until February 1, 1996, (3) a reduction in the maximum loan amount from $7.0 million to $5.6 million as of August 1, 1995, (4) a reduction in the number of $1.00 options granted to Williams from 1,394,979 to 348,745 if the loan is repaid by August 1, 1995, (5) a reduction in the exercise price of the $1.00 options granted to Williams to $.50,
(6) an extension of the expiration date of all options granted to Williams from May 5, 1998 to August 1, 1999, and (7) an additional four-year extension of the manufacturing joint venture at the Company's Delavan, Wisconsin and Mexicali, Mexico, facilities.

Mr. Itin, the Chairman, Treasurer and a Director of The Company, is also Chairman, a Director and principal stockholder of Williams.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - At March 31, 1995 the Company had working capital of $737,000, as compared with $593,000 at December 31, 1994. The ratio of current assets to current liabilities at March 31, 1995 was 1.1 to 1, which was unchanged from December 31, 1994. Working capital was primarily used to finance seasonal growth in accounts receivable.

At March 31, 1995 the Company had increased its short term borrowings by $1,420,000 since December 31, 1994. This was primarily due to seasonal increases in accounts receivable which increased by $2,112,000 due to sales increases.

LIQUIDITY - At March 31, 1995 Ajay had $6,790,000 outstanding under its $7,000,000 loan agreement with Williams. As indicated under
Note 3 above, the loan agreement with Williams was extended to February 1, 1996. The Company continues to seek alternative financing and maintains communications with alternative sources in that regard.

RESULTS OF OPERATIONS - During the quarter ended March 31, 1995 the Company had net sales of $5,454,000, compared to $3,663,000 for the same period in 1994. The overall sales increase of 49% has occurred throughout all of its product lines and with respect to several major customers, along with increases with smaller customers and sales to new customers.

Gross profit for the three months ended March 31, 1995 expressed as a percentage of net sales, increased to 20%, compared to 13% for the same period in 1994.

Selling, general and administrative expenses expressed as a percentage of sales were 13.8% for the first quarter of 1995, versus 17.3% for 1994. The lower percentage in 1995 resulted from increased sales volume.

Operating profit for the first quarter of 1995 was $340,000, an increase of $496,000, compared to operating loss of $156,000 for the first quarter of 1994. This is due to a decrease in the cost of sales which was 80% for the first quarter of 1995 and 87% for the first quarter of 1994 plus the positive effect of a 49% sales increase.

Interest expense increased $31,000 in the first quarter of 1995 compared to the first quarter of 1994 as a result of higher debt and higher interest rates.

As a result of the above, the net income for the first quarter ending March 31, 1995 was $155,000, compared to a net loss of $320,000 for the same period last year.

Part II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

On April 17, 1995 the License Agreement between Ajay and Spalding
Sports Worldwide was extended to June 30, 1998.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            a)      Exhibit #10:  Revised Spalding Contract

            b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

            c)      Exhibit #27:  Financial Data Schedule

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AJAY SPORTS, INC.


Date April 28, 1995                                      By: /s/Robert R. Hebard
                                                --------------------------------
                                                        Its: Corporate Secretary


Date April 28, 1995                                    By: /s/Duane R. Stiverson
                                              ----------------------------------
                                                    Its: Chief Financial Officer

THIRD AMENDMENT TO LICENSE AGREEMENT                                 EXHIBIT #10


     THE LICENSE AGREEMENT made and entered into the day of April 1992 and amended on April 2, 1993, May 11, 1993 and July 1, 1994, by and between Spalding Sports Worldwide, a division of Spalding & Evenflo Companies, Inc., (hereinafter referred to as "Spalding") and Ajay Leisure Products Inc., (hereinafter referred to as "Company") is further amended as follows:

Section 3.1:  Term  -  is modified to add the following language:
- ------------------

Company shall have the right to exercise an additional two year option period July 1, 1996 to June 30, 1998 based on Spalding earning and receiving on Company's actual net sale the minimum royalties as set forth in Exhibit D for the year ended June 30, 1995 and further provided that as of March 31, 1996 Spalding has earned and received the actual net sales sixty percent (60%) of the minimum royalties for the contract year ended June 30, 1996, provided this Agreement has not been terminated in accordance with its provisions.

Section 4.2:  Minimum Royalty
- -----------------------------
  - The second and third paragraphs are deleted in its entirety and are replaced by the following language:

Except for the balance of the current contract year which covers July 1, 1994 to June 30, 1995, effective July 1, 1995 on or before the 25th of the first month of each quarter of any contract year (July 25, October 25, January 25, April 25) Company shall pay Spalding a percentage of the total annual minimum as designated in Exhibit E. However, if during the course of a contract year Company's total royalty payments to Spalding (earned and minimum royalties) exceed the total minimum royalty for that year, then only earned royalties shall be paid to Spalding by Company during the balance of that year (See Exhibit E).

Section 6.4:  Trademark Notice
- ------------------------------
- - Paragraph 1 is deleted in its entirety and is replaced by the following language:

"Company agrees that whenever the Trademark is used, there will be notice of the fact that "Trademark is owned by Lisco Inc., a Spalding company" or such other notice as specified by Spalding from time to time in form, size, and location approved by Spalding in writing",

Exhibits "D", "E" and "G" are deleted in their entirety and are replaced by revised Exhibits "D", "E", and "G" which are attached.

Except as modified herein, the provisions of this License Agreement as amended shall remain in full force and effect.


IN WITNESS WHEREOF, the parties have caused this Amendment to the License Agreement to be effective the ----- day of ---------- 1995.




SPALDING & EVENFLO COMPANIES, INC.      AJAY LEISURE PRODUCTS INC.



By: -----------------------------      By: -----------------------
                                              C. H. Yahn



Title & Date: -------------------      Title & Date: -------------

                                       President      4/17/95