Form 10-Q
period 1995-06-30
AJAY SPORTS INC
filed 1995-08-11
CIK 854858

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

                           For the quarterly period ended June 30, 1995

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
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 6/30/95 is 22,545,537.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                              June 30, 1995                 December 31,
                                               (Unaudited)                     1994
                                             ---------------              -------------

ASSETS
Current assets:
   Cash and cash equivalents                  $    26                        $   105
   Trade accounts receivable, net               3,299                          1,700
   Inventories                                  5,437                          5,786
   Prepaid expenses and other current assets      295                            211
                                                -----                          -----
Total current assets                            9,057                          7,802

Fixed assets, net                               1,345                          1,357

Investments                                       ---                            ---
Other assets                                      193                            206
                                               ------                         ------
Total assets                                  $10,595                        $ 9,365
                                              =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to affiliate                  $ 3,186                        $ 5,370
   Note payable to bank                            12                             12
   Accounts payable                             1,131                          1,337
   Accrued expenses                               460                            490
                                               ------                         ------
Total current liabilities                       4,789                          7,209

Note payable - long term                        3,603                            121

Stockholders' equity:
   Preferred stock, $.01 par value,
      10,000,000 shares authorized, 12,500
      shares issued, at liquidation value       1,250                          1,250
   Common stock, $.01 par value 100,000,000
      shares authorized, 22,545,537 and
      22,533,637 shares outstanding,
      respectively                                225                            225
   Additional paid-in capital                   8,965                          8,961
   Accumulated deficit                         (8,237)                        (8,401)
                                              -------                        -------
Total stockholders' equity                      2,203                          2,035
                                              -------                        -------
Total liabilities and stockholders' equity    $10,595                        $ 9,365
                                              =======                        =======

                                       1

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                         Three Months           Six Months
                                                                                         Ended June 30,         Ended June 30,
                                                                                        1995        1994        1995        1994
                                                                                    --------    --------    --------    --------
  Net sales .....................................................................   $  4,485    $  4,090    $  9,939    $  7,753
  Cost of sales .................................................................      3,570       3,504       7,932       6,691
                                                                                    --------    --------    --------    --------
              Gross profit ......................................................        915         586       2,007       1,062

  Selling, general and
    administrative expenses .....................................................        696         646       1,448       1,278
                                                                                    --------    --------    --------    --------
              Operating income (loss) ...........................................        219         (60)        559        (216)

  Non-operating (income) expense:
     Interest expense, net ......................................................        212         159         397         313
     Other, net .................................................................         (2)        288          (2)        298
                                                                                    --------    --------    --------    --------
     Total non-operating expense ................................................        210         447         395         611
                                                                                    --------    --------    --------    --------
  Income (loss) before income taxes .............................................          9        (507)        164        (827)

  Income taxes ..................................................................       --          --          --          --
                                                                                    --------    --------    --------    --------
  Net income (loss) .............................................................   $      9    $   (507)   $    164    $   (827)
                                                                                    ========    ========    ========    ========

  Primary earnings per share ....................................................   $    .00    $   (.06)   $    .01    $   (.11)
                                                                                    ========    ========    ========    ========

  Fully diluted earnings per share ..............................................   $    .00    $   (.06)   $    .01    $   (.11)
                                                                                    ========    ========    ========    ========


                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (IN THOUSANDS), (UNAUDITED)

                                                                                   Six Months Ended June 30,
                                                                                       1995         1994
                                                                                     ------        -----
Cash flows from operating activities:
   Net income (loss) ...........................................................   $    164    $   (827)
   Adjustments to reconcile to net cash
  provided by operating activities:
            Loss on sale of assets .............................................       --            42
            Depreciation and amortization ......................................         92          68
   Change in assets [(increase)/decrease] and liabilities [increase/(decrease)]:
            Trade accounts receivable, net .....................................     (1,599)     (1,078)
            Inventories ........................................................        350       1,610
            Prepaid expenses and other current assets ..........................        (85)         12
            Other assets .......................................................         13         157
            Accounts payable ...................................................       (206)     (1,025)
            Accrued expenses ...................................................        (30)        (54)
            Due to affiliates ..................................................       --          (240)
                                                                                   --------    --------
            Net cash provided by (used in)
            operating activities ...............................................     (1,301)     (1,335)
                                                                                   --------    --------
Cash flows from investing activities:
   Purchase of property, plant, equipment ......................................        (80)         (3)
   Disposition of fixed assets .................................................       --             4
   Investments in and advances to affiliates ...................................       --          --
   Proceeds from sale of investment ............................................       --            52
                                                                                   --------    --------
            Net cash provided by (used in)
            investing activities ...............................................        (80)         53
                                                                                   --------    --------
Cash flows from financing activities:
   Net change in bank loan .....................................................        (18)     (5,019)
   Net change in note payable to affiliate .....................................      1,316       6,363
   Issuance of common shares ...................................................          4         ---
                                                                                   --------    --------
   Net cash provided by
            financing activities ...............................................      1,302       1,344
                                                                                   --------    --------
            Net increase in cash and cash equivalents ..........................        (79)         62
Cash and cash equivalents at beginning of period ...............................        105           2
                                                                                   --------    --------
Cash and cash equivalents at end of period .....................................   $     26    $     64
                                                                                   ========    ========
Supplemental disclosures of cash flow information:
   Cash paid for interest ......................................................   $    398    $    269
                                                                                   ========    ========
   Cash paid for income taxes ..................................................       --          --
                                                                                   ========    ========

                                       3

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1995 and the results of operations for the three-month and six month periods ended June 30, 1995 and 1994 and the cash flows for the same six-month periods.

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


Note 2.  INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

                                                       June 30,                        December 31,
                                                          1995                                1994
                                                     ---------                        ------------
        Raw Materials                                 $  3,253                            $  2,902
        Work in Process                                    755                                 943
        Finished Goods                                   1,429                               1,941
                                                       -------                             -------
                                                      $  5,437                            $  5,786
                                                       =======                             =======

Note 3.           NOTES PAYABLE


Ajay has operated within a $7,000,000 Loan Agreement and Joint Venture Implementation Agreement with Williams Controls Industries, Inc. and its wholly-owned subsidiary ("Williams") since May 5, 1994. The loan with Williams was paid off on July 25, 1995 with funds made available from a new Loan Agreement with U. S. Bank.

On April 5, 1995, the Company and Williams agreed to modifications of the terms of the Loan Agreement and the Joint Venture Implementation Agreement. The changes included (1) a waiver of Williams' preemptive right to purchase up to 51% under certain circumstances, (2) an extension of the loan term until February 1, 1996, (3) a reduction in the maximum loan amount from $7.0 million to $5.6 million as of August 1, 1995, (4) a reduction in the number of $1.00 options granted to Williams from 1,394,979 to 348,745 if the loan was repaid by August 1, 1995, (5) a reduction in the exercise price of the $1.00 options granted to Williams to $.50, (6) an extension of the expiration date of all options granted to Williams from May 5, 1998 to August 1, 1999, and (7) an additional four-year extension of the manufacturing joint venture at the Company's Delavan, Wisconsin and Mexicali, Mexico, facilities.

Mr. Itin, the Chairman, Treasurer and a Director of the Company, is also Chairman, a Director and principal stockholder of Williams.

On July 25, 1995 the Company entered into a Revolving Loan Agreement with United States National Bank of Oregon (U. S. Bank) for a credit facility of up to $8,500,000, replacing the Loan Agreement with Williams. All of the Company's subsidiaries and Williams have guaranteed payment of this credit facility and the Company and its subsidiaries have pledged their inventory and receivables as collateral. Accordingly, as of July 25, 1995 approximately $6.4 million is owed to U. S. Bank. The Revolving Loan is evidenced by demand notes, requires monthly interest only payments at the prime rate of U. S. Bank (currently 8.75%) and will be reviewed on May 31, 1996. The Company may borrow up to $5,000,000 against 80% of eligible accounts receivable and 50% of eligible inventory. In addition, the Company may borrow up to an additional $3,500,000 through its 2-year bulge loan facility. The Company is required to maintain a minimum tangible net worth of $2,000,000 and a ratio of debt to tangible net worth of not greater than 4.5 to 1. The Company has agreed to pay Williams 0.5% per annum of the outstanding Revolving Loan balance on a quarterly basis in consideration for providing its guarantee of the Revolving Loan. The consolidated statements of the Company reflect the terms of the new financing package with U. S. Bank.

Note 4.  STOCKHOLDERS EQUITY


At the annual meeting held May 24, 1995, the Shareholders voted to increase the number of authorized common shares to 100,000,000 from 50,000,000.

On July 26, 1995 the Company's Registration Statement filed in connection with an offering of 325,000 shares of Series C Preferred Stock and 325,000 Warrants was declared effective. The Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of $.6875. Cumulative dividends are payable on the Series C Preferred Stock. Each Warrant entitles the holder to purchase one share of Common Stock at any time through December 31, 1996 at a price of $1.00. The Warrants are redeemable by the Company at $.05 per Warrant under certain conditions. The terms of these Warrants are identical to publicly-held Warrants to purchase Common Stock. The Company intends to use the estimated net proceeds of this $3.3 million offering for inventory and accounts receivable financing, to improve and enhance its manufacturing capabilities, and to provide working capital which may be used to expand product lines, develop new markets and acquire companies or product lines compatible with or complementary to its present products in order to expand its leisure and recreational business.


Note 5.           BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the six months and quarter ended June 30, 1995 (unaudited) are as follows (in thousands):

                                               SIX MONTHS ENDED JUNE 30, 1995

                                                                               Golf and
                                                     Furniture                Billiards             Consolidated
                                                     ---------                  -------             ------------
Sales                                                   $  783                   $9,156                  $ 9,939
Operating profit/(loss)                                   (217)                     776                      559
Assets                                                   1,763                    8,832                   10,595
Depreciation                                                52                       40                       92
Capital expenditures                                        51                       29                       80

                                                QUARTER ENDED JUNE 30, 1995
                                                                               Golf and
                                                     Furniture                Billiards             Consolidated
                                                     ---------                  -------             ------------
Sales                                                   $  421                   $4,064                  $ 4,485
Operating profit/(loss)                                    (83)                     302                      219
Assets                                                   1,763                    8,832                   10,595
Depreciation                                                33                        7                       40
Capital expenditures                                        16                        0                       16

                                       6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - At June 30, 1995 the Company had working capital of $4,268,000, as compared with $593,000 at December 31, 1994. The $3.7 million increase in working capital reflects the terms of the new loan agreement with U.
S. Bank, which includes a $3.5 million long-term bulge loan facility. (See Note 3 of Notes to Consolidated Financial Statements). The ratio of current assets to current liabilities at June 30, 1995 was 1.9 which compares to 1.1 for December 31, 1994.

LIQUIDITY - Subsequent to June 30, 1995 Ajay improved its liquidity through obtaining a new $8.5 million credit facility with U. S. Bank on July 25, 1995. The new credit facility interest rate is at prime, replacing the old credit facility rate which was at prime plus 3%. Further liquidity improvement resulted from receiving proceeds from a $3.3 million preferred stock and warrants offering which went effective on July 26. These two important events position Ajay for future growth.

RESULTS OF OPERATIONS - During the quarter ended June 30, 1995 the Company had net sales of $4,485,000, compared to $4,090,000 for the same period in 1994. For the six months ended June 30, 1995 the Company had net sales of $9,939,000 compared to $7,753,000 for the same period in 1994. The overall sales increase has occurred throughout all of its product lines and with respect to several major customers, along with increases in secondary customers and sales to new customers. The furniture line acquired August 1, 1994 contributed 36% of the 6-month sales increase of $2.2 million.

Gross profit for the three months ended June 30, 1995, expressed as a percentage of net sales, increased to 20.4%, compared to 14.3% for the same period in 1994. Gross profit for the six months ended June 30, 1995 expressed as a percentage of net sales, increased to 20.2% compared to 13.7% for the same period in 1994. Golf margins in 1995 improved as a result of increased sales volume and product mix resulting in efficiencies and cost reductions in materials and manufacturing costs. This improvement was diminished by the unfavorable results of the furniture business, where material costs and labor were higher than planned. Through extensive redesign, costs for the 1996 furniture line are being reduced and management expects this to result in improved margins in 1996. The furniture product line was targeted to smaller customers during 1994-95. The 1996 furniture products have been engineered to target the mass market as well as the current customer base of independent dealers. This broadens the available market and supports plans for growth. Management expects furniture products to be profitable in 1996.

Selling, general and administrative expenses were 15.5% of sales for the second quarter of 1995, versus 15.8% for 1994. The six

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

months results were 14.6% and 16.5%, respectively for 1995 and 1994. Selling expenses for the start-up furniture business have been relatively high per sales dollar due to the higher cost inherent in the present effort to develop the sales base of new customers which will benefit future periods. This included such expenses as trade shows, travel and advertising to reach potential customers. Overall expenses as a percent of sales were favorable due to the 28% sales increase for the first 6 months.

Operating profit for the second quarter of 1995 was $219,000, an increase of $279,000, compared to an operating loss of $60,000 for the second quarter of 1994. This was due primarily to a decrease in the cost of sales which was 80% for the second quarter of 1995 and 86% for the second quarter of 1994 plus the positive effect of a 10% sales increase. The core golf business improved during the second quarter from a prior year loss of $60,000 to a current year profit of $302,000. This profit was partially offset by an $83,000 loss in the furniture business.

Interest expense increased $53,000 in the second quarter of 1995 compared to the second quarter of 1994 as a result of higher debt and higher interest rates. The revolving loan interest rate during the quarter was 12.00%. A new $8.5 million credit facility was placed effective July 25, 1995 and provides for interest at
U. S. Bank's prime rate which was 8.75% on that date. The new credit facility should provide lower interest expense for the future.

As a result of the above, the net income for the six months ended June 30, 1995 was $164,000, compared to a net loss of $827,000 for the same period last year. This is an improvement of $991,000. For the three months ended June 30, 1995 the net income was $9,000 compared to a net loss of $507,000 for the same period last year. This is an improvement of $516,000.

PART II.  OTHER INFORMATION


Item 2.        CHANGES IN SECURITIES

On July 26, 1995, the Company filed a Certificate of Designation of Rights and Preferences of the Series C 10% Cumulative Convertible Preferred Stock, consisting of 500,000 shares (the "Series C Preferred Stock"). The Series C Preferred Stock shares a preference as to the payment of dividends and as to any distribution of assets upon liquidation with the Series B Preferred Stock. The Series C Preferred Stock is convertible into shares of common stock at a conversion price of $.6875 at the option of the holder and is subject to mandatory conversion if the trading price of the common stock reaches a certain level. The Series C Preferred Stock may be redeemed by the Company.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 1995, the Company held its annual meeting of shareholders. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. All of the incumbent directors were re-elected. Shareholders also adopted the Certificate of Amendment to the Certificate of Incorporation increasing the authorized shares of common stock to 100,000,000. Of the 20,446,318 shares that voted on this matter, only 327,290 voted against and 97,024 abstained.

Item 5.  OTHER INFORMATION

On April 17, 1995 the License Agreement between Ajay and Spalding Sports Worldwide was extended to June 30, 1998.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         A)     Exhibits:

                Regulation
                S-K Number                   Exhibit

                3.1                   Certificate of Amendment of Certificate
                                      of Incorporation.

                4.1 Certificate of Designation of Rights and Preferences of the Series C 10% Cumulative Convertible Preferred Stock. (1)

                10.1 Third Amendment to the April 14, 1992 salding License Agreement dated
                                      June 5, 1995. (1)

                10.2 revolving Loan Agreement dated as of July 25, 1995 between Ajay Sports, Inc. and United States National Bank of Oregon. (1)

                27                    Financial Data Schedule



         B)     Forms 8-K:

                1. The Company filed a Form 8-K, dated April 28, 1995, reporting the extension of the expiration date of its common stock purchase warrants.


(1)      Previously   filed  with  and   incorporated   by  reference  from  the
         Registrant's Registration Statement on Form S-2, File No. 33-58753.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
      --------------------------------
Its:     Corporate Secretary





By:    /s/Duane R. Stiverson
      ----------------------------------
Its:    Chief Financial Officer



Date:
       ---------------------------------

                                                                     EXHIBIT 3.1

                                                               STATE OF DELAWARE
                                                              SECRETARY OF STATE
                                                        DIVISION OF CORPORATIONS
                                                       FILED 09:00 AM 06/12/1995
                                                             950129646 - 2169842


                            CERTIFICATE OF AMENDMENT

                                       OF

                          CERTIFICATE OF INCORPORATION

                               AJAY SPORTS, INC.


         AJAY SPORTS, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY
CERTIFY:

         FIRST: That the Board of Directors of AJAY SPORTS, INC., by the unanimous written consent of its members, filed with the minutes of the board, duly adopted resolutions setting forth a proposed amendment to the Certificate of Incorporation of said corporation declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

         RESOLVED, that the Certificate of Incorporation of Ajay Sports, Inc. be amended by changing the Fourth Paragraph thereof so that as amended, said Paragraph shall be and read as follows:


                                       4.

                The authorized capital stock of the Corporation shall consist of One Hundred Million (100,000,000) shares of One Cent ($.01) par value common stock, (hereinafter called the "Common Stock"), and Ten Million (10,000,000) shares of One Cent ($.01) par value preferred stock (hereinafter called the
         "Preferred Stock").


                Pursuant to Section 151(a) of the Delaware General Corporation Law ("DGCL"), the Board of Directors is expressly authorized and empowered to divide any or all of the shares of common stock and/or preferred stock into series and, within the limitations set forth in the DGCL, to fix and determine the relative rights and preferences of the shares of any series established.

         SECOND: That thereafter, pursuant to resolution of its Board of Directors, a meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

         THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, said AJAY SPORTS, INC. has caused this certificate to be signed by Thomas W. Itin, its President, this 24th day of May, 1995.





                                  AJAY SPORTS, INC.



                                  BY __________________________
                                     Thomas W. Itin, President