Form 10-K
period 1995-12-31
AJAY SPORTS INC
filed 1996-04-01
CIK 854858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

Mark One

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the Transition period from _____ to _____

                         Commission File Number 0-18204

                                AJAY SPORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       39-1644025
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

       1501 E. Wisconsin Street
       Delavan, Wisconsin 53115                          (414) 728-5521
(Address of Principal Executive Offices          (Registrant's Telephone Number,
 including Zip Code)                                   including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
       Units (each consisting of 5 shares of Common Stock and 2 Warrants)
                  Warrants to purchase 1 share of Common Stock
               Series C 10% Cumulative Convertible Preferred Stock
                         Common Stock Purchase Warrants

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes   X   No

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by nonaffiliates as of March 8, 1996 was $4,229,970. The number of shares outstanding of the Registrant's $.01 par value common stock at March 8, 1996 was 23,345,018.

                       Documents Incorporated by Reference
   Portions of the Registrant's Proxy Statement for annual meeting to be held
         May 23, 1996 ("1996 Proxy Statement") have been incorporated by reference into Part III of this Form 10-K.

                                Ajay Sports, Inc.
                                      Index
                                December 31, 1995


PART I.                                                                   Page

     Item 1.      Description of Business                                    4-8

     Item 2.      Description of Property                                      9

     Item 3.      Legal Proceedings                                            9

     Item 4       Submission of Matters to a Vote of Security Holders          9

PART II.

     Item 5.      Market for Registrant's Common Equity and Related
                       Stockholder Matters                                 10-11

     Item 6.      Selected Financial Data                                     12

     Item 7.      Management's Discussion and Analysis                     13-15

     Item 8.      Financial Statements                                F-1 - F-19

     Item 9.      Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                    15

     Item 10      Directors and Executive Officers of the Registrant          16

     Item 11.     Executive Compensation                                      16

     Item 12.     Security Ownership of Certain Beneficial Owners and
                       Management                                             16

     Item 13.     Certain Relationships and Related Transactions              16

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                       Form 10-K                                           17-20

SIGNATURE PAGE                                                                21

                                     PART I

Item 1.  Description of Business

General

     Ajay Sports, Inc. (the "Company") markets and distributes golf clubs, golf bags, golf accessories, hand-pulled golf carts and additional items such as billiard accessories (such lines of business hereinafter collectively referred to as the "Sports Business" or "Sports"). The Company is presently one of the largest United States distributors of golf accessories, as well as one of the nation's largest manufacturers and distributors of golf bags and hand-pulled golf carts.

     The Company operates the mass market segment of its sports business through Ajay Leisure Products, Inc. ("Ajay") a wholly owned subsidiary. Leisure Life, Inc. ("Leisure Life"), another operating subsidiary, manufactures and markets casual living furniture. Palm Springs Golf, Inc. ("Palm Springs"), another operating subsidiary, manufactures and/or markets golf clubs, golf bags, golf gloves and clothing for distribution to the off-course pro shop markets. All references to the Company include Ajay, Leisure Life and Palm Springs unless otherwise specified. Palm Springs was acquired in October, 1995.

     Ajay's products primarily are sold nationwide to large retailers such as discount stores, department stores, catalog showrooms and other mass merchandise and sports specialty outlets. The products manufactured by the Company are sold primarily under the Spalding(R), Palm Springs(R), Rawlings(R), Pro Classic(R) and Private Pro(R) brand names. Leisure Life's furniture products are sold through independent retailers hardware store cooperatives and larger chains of home and garden stores. Palm Springs products are sold through off-course golf specialty shops.

     The Company was organized under Delaware law on August 18, 1988. Its administrative office is located at 7001 Orchard Lake Road, Suite 424, W. Bloomfield, MI 48322, where its telephone number is (810) 851-5651, and its executive and principal manufacturing and distribution facilities are located at 1501 E. Wisconsin Street, Delavan, Wisconsin 53115, (414) 728-5521. The Company also operates a manufacturing and distribution facility at 215 4th Avenue North, Baxter, TN 38544, headquarters for its Leisure Life subsidiary. Headquarters for Palm Springs Golf, Inc. is located at 68-625 Perez Road, Ste.15, Cathedral City, CA 92234.

Business Strategy

     The Company's strategy is to maintain and improve its position as a leading supplier of golf clubs, golf bags, golf carts, golf accessories, billiards and leisure indoor and outdoor furniture. The Company believes that the following competitive strengths contribute to its position as a market leader:

     Strong Brand Recognition. Spalding(R), Palm Springs(R), Pro Classic(R), Private Pro(R), and Rawlings(R) are highly recognized names in the golf accessory industry and the Company believes that many of its products hold strong market positions. The Company believes that its brand recognition and market position enhance the ability to sell products through various channels, including mass merchandisers and regional retailers. A significant portion of the Company's revenues result from the sale of products manufactured and sold pursuant to a license agreement with Spalding Sports Worldwide ("Spalding"). The Company has been selling golf bags, golf carts, golf gloves and a broad range of general sports accessories pursuant to this agreement, which expires June 30, 1998.

     Reputation for Quality. The Company believes that the performance of its products equals or exceeds the performance of its competitors' products at each price point. To assure the quality of its products, the Company continually invests in technical design and support, and tests and monitors the performance of its products. At its own facilities, the Company relies on its skilled and experienced work force. To assure the quality of products sourced from third-party manufacturers, the Company has established and works to maintain close, long-term relationships that emphasize service, quality, reliability, loyalty and commitment.

     The Company maintains a sourcing office in its largest source market to assure quality, reliability, new product ideas and a constant commercial interface.

     Tradition of Innovation. Throughout its history, the Company has maintained a tradition of new product development. A new cart line, new bag styles, new clubs, new furniture and other new product designs for 1996 are current examples of the Company's commitment in this area.

     Breadth of Product Lines. The Company offers one of the broadest selections of golf clubs, golf bags, golf carts, golf accessories and billiards, and a growing list of outdoor and indoor furniture. Through its broad product lines, the Company offers mass merchants and regional retailers the ability to fulfill product demands and needs from a single source. The Company's product lines establish it as one of the nation's leading manufacturers of golf bags along with being a leader in the golf related accessories category. Its line of golf bags consist of over 50 models which vary by size, color, type of material and related features. The line of golf related accessories consists of mainly consumable items such as tees, gloves, head covers, practice balls, spikes, golf ball retrievers, umbrellas and golf training devices. The accessory category includes over 100 individual items.

     Golf carts, golf bags and related accessories historically account for approximately 96% of Ajay's gross sales with billiard accessories accounting for approximately 4%. Golf clubs account for 80% of Palm Springs sales. The Company expects Leisure Life's products to contribute over 10% of the Company's sales in 1996, increasing to 20% over the next three to five years. Palm Springs Golf's share of total sales is expected to increase from 20% in 1996 to over 30% in three to five years.

Growth Opportunities

     The Company believes that its strong brand recognition, reputation for quality, tradition of innovation and breadth of product lines position it to take advantage of opportunities for future growth including:

     Increased Distribution. The Company's products traditionally were sold to customers through mass merchants and regional retailers. With the acquisition of certain assets of Palm Springs in October, 1995 the Company now has distribution through off-course golf specialty shops. Management believes that those who purchase golf products from mass merchants and regional retailers generally play golf at municipal and other public golf courses. Based on the increase in these types of courses in the last few years, management believes that this market segment will experience continued growth in the near future. The Company also believes that many of its principal competitors service substantially more accounts, primarily those of smaller stores. Accordingly, and particularly with the new distribution channel opened as a result of the Palm Springs Golf acquisition, the Company intends to focus on increasing its direct sales efforts to include smaller stores where it has historically been under-represented, while continuing to maintain and build upon its strong position with mass merchandisers and regional retailers.

     New Product Development. The Company believes that it is important to increase its sales of products through design improvements and modifications to existing products as well as the development and introduction of new products. Over the past few years, the Company has introduced a number of new and redesigned products to the market. The Company has increased its emphasis in this area devoting additional resources in equipment, people and effort.

     The Company is working on new products for sports, other than golf, that utilize the Company's existing manufacturing capabilities, specifically its cut and sew operations, and that may result in sales during the summer and fall to offset the seasonality of the golf lines. Management believes that it will be able to determine the market acceptance for these new products without incurring a significant amount of expense. As an example, Ajay is in the process of developing a line of sports-specific bag products, initially focusing on hunting/shooting and in-line skating. The seasonality of these products would tend to be summer, fall, and early winter. Ajay is developing prototypes of these bag products, with test marketing completed in the fourth quarter of 1995 and market introduction scheduled for mid-1996.

     Leisure Life has introduced a new line of swing furniture for the 1996 sales year. This line is less expensive than its previous line of swing furniture, featuring a smaller frame and different canopies. It also plans to expand on the convertible combination bench/table product, which was recently introduced. Other planned new products include a line of leisure dining tables and multi-purpose stools.

Sports Business

     Golf, which is the primary market for Ajay's product and accessory business, continues to be a popular form of recreation. According to the National Golf Foundation ("NGF"), a trade association, there were 2.5% more rounds of golf played in 1994 than 1993. The pace of golf course development also continues to grow steadily. NGF reports that 468 golf courses were opened for play in 1995, versus 381 in the previous record year of 1994. This marks the fifth straight year that the number of courses opened has increased.

     Licensing. A significant portion of Ajay's revenues result from the sale of products manufactured and sold pursuant to various agreements, the loss of which could have a material adverse effect on the Company's business.

     Ajay has been selling golf bags, hand-pulled golf carts and a broad range of general sports accessories through a license agreement with Spalding. The current agreement expires June 30, 1998. As consideration for this license, Ajay is required to pay royalties to Spalding based on a percentage of sales, subject to annual minimums of $500,000 for the year ended June 30, 1996 and $550,000, for the years ended June 30, 1997 and 1998. Other conditions of the agreement require Ajay to expend 2% of sales under the agreement on advertising and related costs, with 1% remitted to Spalding. Ajay must also maintain a ratio of total current assets to total current liabilities on a monthly basis in excess of 1.0. Spalding has the right to terminate the license agreement in the event of any substantial change in the ownership, control, officers or management of Ajay. The license agreement also prohibits Ajay from acquiring any new companies without the prior approval of Spalding. Approximately 67%, 61%, and 61% of Ajay's total sales related to products sold under the Spalding license agreement during the years ended December 31, 1995, 1994, and 1993, respectively.

     Manufacturing and Design. The preliminary production of Ajay's golf bags is undertaken at its Delavan, Wisconsin facility, where raw materials are fabricated in preparation for sewing and assembly at its Mexicali, Mexico facility. In addition, Ajay supplements in-house production through utilization of subcontractors to produce products according to its specifications. Final manufacturing, assembly and distribution occur at its facility located in Delavan, Wisconsin.

     Design features, such as color, decals, specialized components and decorative accessories often determine whether a model is successful. In order to attract and retain consumers the Company updates and refines its designs on a continuous basis.

     The Company's lines of various accessory products are acquired primarily from foreign sources, principally from the Pacific Rim, and repackaged at the Company's Delavan, Wisconsin facility for domestic distribution. The packaging designed by Ajay highlights the various features of the products. Ajay's hand-pulled golf carts are manufactured in-house and overseas. The Company is not dependent upon any single source for any of its significant products.

     Marketing and Distribution. Ajay's product lines traditionally have been distributed primarily through discount stores, department stores, catalog stores and other mass merchandise outlets. The Company also sells through most major chain retailers along with off-course golf specialty shops. The Company's largest customer is Wal-Mart, which accounted for approximately 36% of the Company's sales in 1995.

     Except for certain major accounts, the majority of Ajay's accounts are serviced by manufacturers' representatives working on a commission basis. Ajay services its major accounts through a combination of manufacturers' representatives and its own in-house sales force. Palm Springs Golf services the majority of its customers through its in-house sales staff. The furniture business is serviced by both house sales and commissioned representatives. The Company's management regularly consults with major customers to discuss merchandising plans and programs, anticipated needs and product development.

     The Company believes it has good name recognition in the industry and attempts to expand that recognition through participation in trade shows, advertising in trade publications and supplying large numbers of catalogs to the retail trade and consumers.

Leisure Furniture Business

     Demographic changes have driven a shift for the last ten years toward a casual living lifestyle. This is evidenced by the proliferation of decks, patios, and sun rooms. Americans are spending more time at home in a relaxed casual manner. Home Furnishings Daily ("HFD") reported that for the year ended December 31, 1992, the largest

25 outdoor furniture retailers sold $517 million of product. Adding the 2,000 plus other retailers of outdoor furniture to those selling porch and great room sets, the market is believed by management to exceed $2.5 billion annually.

     Leisure furniture, used on porches, decks and patios, and in sun rooms and yards has principally consisted of aluminum, resin, wrought iron and low to medium priced wood products. The designs of wood products have not been stylish nor particularly comfortable for seating. Management believes that Leisure Life's "In Motion" furniture products, which feature adjustability and comfort, have the potential to be received favorably in the leisure furniture market.

     Leisure Life's furniture is constructed of a high grade of pine which is pressure-treated and kiln-dried to prevent deterioration, warping, and bending and to withstand varying climate conditions. The seating products utilize a patented suspension seating system which permits simple adjustment to accommodate users of different heights and weights. This system also incorporates an ergonomically designed sling and deep cushion seating to provide lower back support. Management believes that its seating products are superior in comfort to any other leisure furniture product. The patented system is used on swings, rocking chairs, stationary chairs, love seats, and couches.

     In addition to the seating products, Leisure Life also manufactures matching dining tables, cocktail and end tables, a bench, ottoman, and stool to comprise a coordinated line of leisure furniture. Management believes that a coordinated casual wood furniture line can be marketed for indoor as well as outdoor use.

     Manufacturing. The pressure treated pine purchased by Leisure Life is planed, cut, drilled, and sanded in the Baxter, Tennessee facility to form the frames and tables. A small portion of the wood pieces used in the frame are purchased pre-manufactured. Fabric for pillows and slings are cut and sewn in-house and by third party subcontractors and then shipped to Baxter, Tennessee, where the pillows are stuffed and sewn and assembly takes place. Furniture items are packaged in kits containing the wood frame pieces, slings, pillows, and necessary hardware, requiring the customer to assemble the final product.

     Marketing and Distribution. Initially, marketing focused on individual retailers of outdoor and unfinished furniture within a 300-mile radius of the manufacturing facility. Currently, Leisure Life supplies nearly 600 selected small dealers, several with multiple stores. As opposed to Ajay's distribution through mass merchandise outlets, Leisure Life distributes through specialty stores, such as nurseries, hardware stores, pool and patio dealers, and garden shops. Leisure Life services its accounts primarily through its in-house sales force. Leisure Life has display trucks containing samples of its furniture line, which are used to attract more dealers. Sales are also being developed with regional chains. In addition, more national coverage is being developed through the use of commissioned manufacturer's representatives and through exhibits at trade shows targeted at hardware and nursery markets. The export market shows promise of potential with current sales exceeding 5% of total sales.

Inventories and Backlog

     Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders to be significant to its business. Because of rapid delivery requirements of its customers, the Company maintains significant quantities of finished goods inventories to provide acceptable service levels to its customers. Inventory turnover in mass market products is lower than for furniture and reflects maintenance of high service standards for its mass market customer base.

     The Company's products tend to have varying degrees of seasonality. Shipments from February to May historically have been significantly higher than the rest of the year, due to the nature of the golf and furniture business. Management expects that the indoor line being developed will have higher shipments in the fall.

     To reflect the seasonality of the business, inventories will tend to be higher from November to May.

Competition

     Ajay competes in the golf bag, cart and accessory business with several other domestic companies including in particular, Voit, Wilson, MacGregor, Dunlop and others. While increased imports of low cost competitive products, primarily from the Pacific Rim, continue to subject domestic producers to intense price competition and have created extreme price sensitivity, it also provides a source of competitive products for the Company to offer.

     Palm Springs Golf competes for specialty golf store retail space with over 50 competitors. Retail golf specialty stores carry many lines. The premium brands are represented by names such as Cobra, Callaway, Carsten and Taylor. Palm Springs offers a line of high quality and feature filled products which sell at moderate price levels and offer high value to price ratios.

     Leisure Life has had only limited operations. At this time, Leisure Life, as compared to the large number of manufacturers of indoor and outdoor furniture, it is not a significant competitor. There are no dominant furniture manufacturers supplying, on a national basis, comparable cushioned, suspended sling back comfort products specifically targeted for porches, decks, patios, and sun rooms. There are small firms supplying on a regional basis. Management does not believe that there are any other similar wood furniture products that are adjustable. However, there is competition for display space in stores, along with competition from other wood, resin, aluminum, cushion, and plastic furniture products.

Raw Materials and Components

     Basic materials such as vinyl, nylon, steel tubing, plastics and paint used in the golf product manufacturing and assembly process are purchased primarily from domestic sources. Many of the component parts such as golf head covers, graphite shafts, club heads, golf gloves, billiard cues, billiard accessories, light weight carry golf bags and various other golf accessories are obtainable economically only from foreign suppliers and, therefore, are subject to changes in price as a result of fluctuations in foreign currencies against the U.S. dollar. Alternative sources for raw materials and component supplies are available and the Company anticipates no significant difficulty in obtaining raw materials or components, although some such purchases may be at increased prices.

     Leisure Life also purchases pressure treated pine, fabric, pillow stuffing, and miscellaneous hardware used in the manufacturing and assembly process from domestic sources. Alternative sources for raw materials are available and Leisure Life has not experienced difficulty in obtaining raw materials.

Patents

     Ajay, Leisure Life and Palm Springs own numerous patents and have proprietary knowledge relating to their product lines. Management does not believe that the loss of any of its patents would have a material adverse effect on its business.

Employees

     As of March 8, 1996, the Company had a total of 409 employees: 110 employees at the Delavan, Wisconsin facility, 214 employees at the Mexicali, Mexico facility, 62 employees at the Baxter, Tennessee facility and 23 at the Cathedral City, California facility. The Company considers its current relations with its employees to be good.

Item 2.  Description of Property

     The Company's executive, and Ajay's primary manufacturing, assembly and warehouse facility, is located in Delavan, Wisconsin, and consists of 186,300 square feet of manufacturing and warehousing space. This space is leased from an unaffiliated third party under a long-term lease arrangement expiring June 2001, with an option to renew for an additional ten-year period. The Company has an option to purchase the property at its fair market value at the end of either the initial or renewal lease term.

     Through its wholly-owned subsidiary, Ajay Leisure de Mexico, S.A. de C.V., Ajay leases an additional manufacturing facility consisting of approximately 40,000 square feet in Mexicali, Mexico. The lease expires on January 14, 1998, but is automatically renewed for an additional five-year period if Ajay does not give written notice six months prior to January 14, 1998.

     Leisure Life owns its manufacturing, assembly, and warehouse facility in Baxter, Tennessee, which consists of approximately 40,000 square feet of manufacturing and warehousing space, located on 2.8 acres.

     Palm Springs leases an administrative, assembly and warehouse facility in Cathedral City, California, which consists of approximately 17,000 square feet.

     These facilities adequately meet the Company's production capacity requirements. The Company, on average, utilizes approximately 80% of its facility square footage. In order to avoid periodic total plant shutdowns, the Company adjusts its product production schedules to maintain sufficient inventory levels and to maintain a full work force.

Item 3.  Legal Proceedings

     The Company, through its operating subsidiaries, Ajay, Palm Springs and Leisure Life, are involved in various legal proceedings which are normal to its business, including product liability and workers' compensation claims. The Company believes that none of this litigation is likely to have a material adverse effect on its financial condition or operations. The Company faces the risk of exposure to product liability claims if consumers using the Company's products are injured in connection with their use. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. Based on historical experience, Ajay, Leisure Life and Palm Springs have product liability coverage which the Company believes is adequate.

     On July 7, 1994 Ajay filed a complaint in Walworth County Circuit Court, State of Wisconsin, against Roadmaster Industries, Inc., Roadmaster Corporation, Henry Fong, Edward E. Shake and Charles Sanders, seeking damages for claims arising out of the defendants' alleged misappropriation and/or conversion of Ajay's confidential business information. The lawsuit is in its early stages and no prediction can be made of the outcome of this matter at this time. Depositions continued to be taken during March of 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's Common Stock, Units and Warrants are traded on the NASDAQ Stock Market's Small Cap Market. The following table sets forth the range of high and low bid quotations given quarterly by NASDAQ for the last two years. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                                        BID                                     ASK
                                              High                Low                  High             Low
COMMON STOCK                                  ----                ---                  ----             ---
1994
First Quarter                                $  .44             $  .31                $  .47           $  .38
Second Quarter                               $  .44             $  .13                $  .50           $  .19
Third Quarter                                $  .59             $  .25                $  .63           $  .31
Fourth Quarter                               $  .59             $  .34                $  .69           $  .41

1995
First Quarter                                $  .59             $  .38                $  .66           $  .44
Second Quarter                               $  .75             $  .47                $  .78           $  .53
Third Quarter                                $  .69             $  .56                $  .75           $  .59
Fourth Quarter                               $  .63             $  .34                $  .66           $  .41

UNITS
1994
First Quarter                                $ 2.00             $ 1.00                $ 2.50           $ 2.00
Second Quarter                               $ 2.38             $ 0.50                $ 2.88           $ 1.00
Third Quarter                                $ 3.25             $ 1.38                $ 4.00           $ 2.00
Fourth Quarter                               $ 3.00             $ 2.00                $ 4.00           $ 2.88

1995
First Quarter                                $ 2.75             $ 2.00                $ 3.75           $ 2.75
Second Quarter                               $ 3.75             $ 2.38                $ 4.63           $ 3.13
Third Quarter                                $ 4.00             $ 3.13                $ 4.50           $ 4.00
Fourth Quarter                               $ 4.25             $ 2.00                $ 4.75           $ 2.75

WARRANTS
1994
First Quarter                                $  .06             $  .03                $  .13           $  .09
Second Quarter                               $  .03             $  .03                $  .13           $  .09
Third Quarter                                $  .34             $  .03                $  .41           $  .06
Fourth Quarter                               $  .25             $  .13                $  .28           $  .19

1995
First Quarter                                $  .19             $  .13                $  .25           $  .19
Second Quarter                               $  .28             $  .16                $  .31           $  .22
Third Quarter                                $  .41             $  .19                $  .44           $  .25
Fourth Quarter                               $  .22             $  .06                $  .25           $  .13


PREFERRED STOCK

1995
First Quarter                                 NA                 NA                    NA               NA
Second Quarter                                NA                 NA                    NA               NA
Third Quarter                                $10.13             $ 9.00                $11.00           $ 9.50
Fourth Quarter                               $ 9.13             $ 5.88                $ 9.50           $ 6.50

Holders

     The number of record holders of the Company's stock and warrants according to the Company's transfer agent, as of March 8, 1996 are as follows:

                           Common Stock                        388
                           Preferred B                           1
                           Preferred C                          10
                           Warrant A                            50
                           Warrant B                             3


The Company believes that it has at least an additional 1,400 beneficial owners of its common stock whose shares are held in "street" or "nominee" name.

Dividends

     Holders of shares of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available. The Company has not paid any dividends on its Common Stock and intends to retain future earnings to finance the development and expansion of its business. The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, limitation on distributions from Ajay to the Company and the financial condition of the Company. In addition, Ajay's Loan Agreement with U.S. Bank restricts Ajay from paying common dividends.

     On July 26, 1995 the Company's Registration Statement filed in connection with an offering of 325,000 shares of Series C 10% Cumulative Convertible Preferred Stock and 325,000 Warrants was declared effective. The Series C Preferred Stock with a stated value of $10.00 per share is convertible into shares of the Company's Common Stock at a conversion price of $0.6875 for each share of common stock. Cumulative dividends at an annual rate of $1.00 per share are payable on the Series C Preferred Stock. The Warrants are redeemable by the Company at $.05 per Warrant under certain conditions. The terms of these Warrants are identical to the Company's publicly-held Warrants to purchase Common Stock. The Company has used the net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex Corporation (a former competitor in golf bags and accessories) and Palm Springs Golf Company, Inc..

     The Company has declared the following Series C 10% Cumulative Convertible Preferred Stock dividends:

     Declaration Date      Amount per Share          Record Date    Payment Date

     09/25/95              $0.1825                   10/03/95          10/25/95

     12/19/95              $0.2500                   12/31/95          01/25/96

     02/29/96              $0.2500                   03/29/96          04/25/96

Item 6.          Selected Financial Data

Overview
                The following table presents summary historical consolidated financial data derived from audited financial statements of the Company (in thousands, except per share amounts).

                                                                    Year    Ended     December    31,
Statement of Operations:                               1995         1994          1993         1992         1991
                                                     --------     --------      --------     --------     ------
     Net sales                                       $18,728      $12,899       $15,902      $21,014      $20,049
     Cost of sales                                    15,291       12,291        14,172       17,156       16,135
                                                      ------       ------        ------       ------       ------
     Gross profit                                      3,437          608         1,730        3,858        3,914

Selling, general and
     administrative expenses                           3,247        2,747         2,834        2,896        3,237
                                                      ------       ------        ------       ------       ------

Operating income (loss)                                  190       (2,139)       (1,104)         962          677
Nonoperating income (expense):
     Interest expense - net                             (801)        (614)         (697)        (906)        (854)
Loss on write down of investment in
     (advances to) affiliate                               -            -          (123)           -       (2,014)
Gain (loss) on disposition of
     investment in affiliate, net                          -          (38)            -          275            -

Other, net                                              (41)         (289)            3           50           70
                                                      ------       ------        ------       ------       ------

Income (loss) from operations before
     income taxes                                      (652)       (3,080)       (1,921)         381       (2,121)
                                                      ------       ------        ------       ------       ------

Income tax expense (benefit)                            (208)           -             -            -            -
                                                      ------       ------        ------       ------       ------
Net income (loss)                                     $ (444)     $(3,080)      $(1,921)     $   381     $ (2,121)
                                                      ======       ======        ======       ======       ======

Net income (loss) per common share                    $ (.03)     $ (.27)       $  (.24)      $  .02    $    (.26)
                                                      ======       ======        ======       ======       ======

Weighted average common and
     common stock equivalent
     shares outstanding                               22,722       12,218         8,812        8,457        8,270
                                                      ======       ======        ======       ======       ======


                                                                           December 31,
Balance sheet data:                             1995              1994         1993         1992         1991
                                              -------          -------      -------      -------      -------
Working capital                              $  6,323         $    593     $    903     $  2,754$    $  6,954
Total assets                                 $ 18,486         $  9,365     $ 10,507     $ 12,783     $ 11,792
Long term debt                               $  5,111         $    121            -            -     $  8,254

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company was formed in 1988 to acquire certain assets, liabilities and operations of the sports accessory business of Roadmaster Corporation ("Roadmaster"). The Company was capitalized initially through a private placement of stock and an initial public offering (approximately $3.1 million in net proceeds), a long-term debt of $4 million owed to Roadmaster for the purchase of the business, and a revolving credit facility guaranteed by Equitex, Inc., an affiliate of Roadmaster.

     Until October 1993, the Company was controlled, in part, by Roadmaster and Equitex. TICO, an entity controlled by Thomas W. Itin, the Chairman and President of the Company, obtained control from Roadmaster and Equitex in October 1993. Since that date, Mr. Itin has obtained a new credit facility from an affiliate, brought in new management with experience in "turnaround" situations, and provided additional capital through various affiliated entities. Management, through the capital it has provided and the efforts it has expended, is committed to reversing the losses that occurred in 1993, 1994 and 1995 and improving the financial condition of the Company.

Results of Operations

    In 1995 the Company's net sales were $18.7 million, an increase of $5.8 million, or 45.0% compared to 1994. The overall sales increase occurred throughout all of the Company's product lines and with respect to both major and secondary customers categories except for accessories and billiards. Sales of golf product lines increased by $568,000 for carts, $2,158,000 for gloves, $1,500,000 for bags and decreased by $179,000 for golf accessories. Sales of billiard accessories decreased by $323,000. Through the acquisition of Palm Springs, the Company has added several golf club lines. Sales of golf clubs in 1995, since the acquisition in October 1995, was $836,000. Ajay has undertaken steps to continue to improve results in its 1996 sales programs. With new product designs, new sales representation, and improved product lines, management is optimistic that customers will continue to increase their share of Ajay product purchases for the 1996 season. The Company's sales for 1996 are expected to increase significantly as a result of the acquisitions of certain assets of Palm Springs Golf Company, Inc., Korex Corp. and growth of the golf and furniture businesses.

    In 1994 the Company's net sales were $12.9 million, a decrease of $3.0 million, or 18.9% compared to 1993. The overall sales decline occurred throughout all of the Company's product lines and with respect to both major and secondary customers categories. Sales declines in 1994 reflected the trend of supply base consolidation by major customers. In 1994, sales of golf product lines decreased by $295,000 for carts, $477,000 for gloves , $2 million for bags and $495,000 for golf accessories. Billiard accessories increased by $155,000 as a result of increased emphasis on distribution of this product line. 1994 represented the low point of a 2 year business decline which was reversed in 1995 as a result of a company-wide commitment to improving the financial condition and results of the Company.

    Operating profit for the Company was $190,000 for 1995, an increase of $2.3 million compared to an operating loss of $2.1 million in 1994. The $2.3 million turnaround in operating profit resulted from management's plan to improve 1995 sales programs, new product designs, new sales representation and improved product lines. Management was also successful in reducing cost and improving efficiency. Operating loss for the Company was $2.1 million for 1994, a decrease of $1.0 million, compared to an operating loss of $1.1 million for 1993. The higher loss directly resulted from reduced net sales and losses from closeout sales tied to the decision to reduce inventory levels plus write-off of $120,000 of tooling on a discontinued product. A charge-off in the amount of $115,000 was also necessary to write off royalties that were under-absorbed on the reduced sales volume.

    Selling, general and administrative expenses were $3.2 million, $2.7 million and $2.8 million, representing 17.3%, 21.3% and 17.6% of sales in 1995, 1994 and 1993 respectively. The 1995 results reflect the acquisition of Palm Springs Golf, which contributed $101,000 to selling, general and administrative expenses. The 4 percentage point improvement in selling, general and administrative expenses, as a percent to sales is due to managements' plan to improve efficiency along with the benefit of increased sales.

    Interest expense was $801,590 for 1995, an increase of 187,365, or 30.5% compared to interest expense of $614,225 in 1994. The increase in interest expense in 1995 was a result of more debt to finance inventory, fund Leisure Life's start-up losses and to finance the acquisitions of certain assets of Korex Corp. and Palm Springs Golf, Co. Inc. Acquisition financing accounted for 68% of the increase in interest expense. The decrease in interest expense in 1994 compared with 1993 was a result of less debt to finance inventory.

    The Company had no income tax liability for 1995, 1994 and 1993.

Financial Condition

    At December 31, 1995 the Company had working capital of $6,324,000, compared with $593,000 at December 31, 1994. This $5.7 million increase reflects capital received from the Preferred Stock offering, benefits from the restructuring of debt through a newly established loan agreement with U. S. National Bank of Oregon (see liquidity) and increased inventory and receivables due to the Korex and Palm Springs Golf acquisitions. The ratio of current assets to current liabilities at December 31, 1995 was 1.7, an increase of .6 over December 31, 1994's current ratio of 1.1.

    Inventories at December 31, 1995 were $8,909,000 compared to $5,786,000 at December 31, 1994. Trade accounts receivable were $5,196,000 at December 31, 1995 compared to $1,700,000 at December 31, 1994. The increases in both inventories and trade accounts receivable were due primarily to the additional inventory of $2,930,000 and receivables of $2,380,000 as a result of the Korex and Palm Springs acquisitions. Sales of non-acquired businesses were up 44% in the 4th quarter which also added $940,000 to year-end receivables.

    Net machinery and equipment at December 31, 1995 and 1994 were $1,888,000 and $1,357,000, respectively. The increase reflects the acquisitions of Korex and Palm Springs Golf.

Capital Resources

    The Company expended $236,000 in 1995 for capital expenditures, which was used principally for tooling of new products introduced in 1995 and for construction of additional factory space for Leisure Life. The Company's capital expenditures for 1994 were $115,000 which was used principally for tooling of new products introduced in 1994. Capital expenditures for 1996 will be similar to 1995 and financed from operations.

Liquidity

    Cash flow from operations was negative by $6,266,000, reflecting the increases in working capital requirements of $5.5 million from two acquisitions and a net loss of $644,000. These working capital increases resulted from the acquisitions of Korex and Palm Springs.

    Financing of the increased cash out flow came from proceeds of a stock offering and proceeds from an increased credit line.

    The Company's liquidity is primarily affected by its financing requirements. The seasonal nature of the Company's sales creates fluctuating cash flow, due to the temporary build-up of inventories in anticipation of, and receivables during, the peak seasonal period which historically has been from February through May of each year. The Company has relied and continues to rely heavily on revolving credit facilities for its working capital requirements.

    On July 25, 1995 the Company entered into a Revolving Loan Agreement with United States National Bank of Oregon ("U.S. Bank") for a credit facility of up to $8,500,000, replacing a Loan Agreement with an affiliate, Williams Controls, Inc. ("Williams"). All of the Company's subsidiaries and Williams have guaranteed payment of this credit facility and the Company and its subsidiaries have pledged their inventory and receivables as collateral. The Revolving Loan is evidenced by demand notes, requires monthly interest only payments at the prime rate of U. S. Bank (currently 8.25%) plus a loan guaranty fee of 0.5% payable to Williams Controls, Inc. and will be reviewed on May 31, 1996. On October 2, 1995 the Company and U.S. Bank agreed to modifications to the Revolving Loan Agreement increasing the credit facility from $8,500,000 to $13,500,000 in order to accommodate two proposed acquisitions. The Company may now borrow up to $8,500,000 against 80% of eligible accounts receivable and 50% of eligible inventory and up to an additional $5,000,000 through its 2-year bulge loan facility. The increased facility provided the Company the funds necessary to acquire certain assets of both Korex Corporation ("Korex") and Palm Springs Golf Company, Inc. in early October, 1995. The Company is required to maintain a minimum tangible net worth of $2,000,000 and a ratio of liabilities to tangible net worth of not greater than 4.5 to 1. The Company has requested from U. S. Bank that the liabilities to tangible net worth ratio be temporarily increased to allow for the effect on the debt leverage ratio of $1.3 million of intangibles obtained through its acquisitions of Korex and Palm Springs in October 1995.

    The Company has agreed to pay Williams 0.5% per annum of the outstanding loan balance on a quarterly basis in consideration for providing its guarantee of the Revolving Loan. From May 5, 1994 through July 25, 1995 Ajay had operated within a $7,000,000 Loan Agreement and Joint Venture Implementation Agreement with Williams . The loan with Williams was paid off on July 25, 1995 with funds made available from the present Loan Agreement with U. S. Bank. Prior to paying off the loan with Williams, the Company and Williams agreed on April 5, 1995 to modifications of the terms of the Loan Agreement and the Joint Venture Implementation Agreement.

    On July 26, 1995 the Company's Registration Statement filed in connection with an offering of 325,000 shares of Series C 10% Cumulative Convertible Preferred Stock and 325,000 Warrants was declared effective. This offering generated $2.8 million of net proceeds to the Company. The Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of $0.6875. Cumulative dividends are payable on the Series C Preferred Stock at $1.00 per share annually. The Warrants are redeemable by the Company at $.05 per Warrant under certain conditions. The terms of these Warrants are identical to the Company's publicly-held Warrants to purchase Common Stock. The Company has used the $2.8 million net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.

    The Company believes it has the ability to generate sufficient internal cash flow to finance its present operations for the ensuing 12-month period.

Item 8.  Financial Statements

    Financial statements are attached hereto following Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    On July 21, 1994, the Company engaged Hirsch & Silberstein, P.C., 31731 Northwestern Highway, Suite 156W, Farmington Hills, Michigan 48334, as the independent accountants to audit the Company's financial statements for the year ending December 31, 1994. Hirsch & Silberstein replaced Coopers & Lybrand who, on June 2, 1994, informed the Company that the client-auditor relationship between the Company and Coopers had ceased.

    The report of Hirsch and Silberstein on the Company's financial statements for the fiscal year ended December 31, 1994 was qualified as to uncertainty concerning the Company's ability to continue as a going concern due to significant losses during 1993 and 1994. That qualification was removed as part of the completion of the 1995 audit.

    The report of Coopers on the Company's financial statements for the fiscal year ended December 31, 1993 was qualified as to uncertainty concerning the Company's ability to continue as a going concern due to significant losses during 1993 and the Company not being in compliance with certain debt covenants under its bank loan. The bank loan was subsequently repaid in full on May 5, 1994, at which time the Company entered into a new loan agreement with another company.

    In connection with the audit for the years ended December 31, 1992 and 1993, there have been no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Coopers would have caused them to make reference to the matter in their report. The same was true as of June 3, 1994, the date that the client-auditor relationship between the Company and Coopers had ceased.

                                    PART III


Item 10. Directors and Executive Officers of the registrant

    The applicable information set forth in the Registrant's 1996 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

     The applicable information set forth in the Registrant's 1996 Proxy Statement is incorporated herein by reference.


Item 12. security Ownership of Certain Beneficial Owners and Management

     The applicable information set forth in the Registrant's 1996 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The applicable information set forth in the Registrant's 1996 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 10-K


(a)  1.  Financial Statements:

           Ajay Sports, Inc. and Subsidiary
           Consolidated Financial Statements of Ajay
           Sports, Inc. and Subsidiary:

           Reports of Independent Accountants
           Consolidated Balance Sheets - December 31, 1995
           and 1994

           Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Stockholders' Equity Years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flow - Years ended December 31, 1995, 1994 and 1993

           Notes to Financial Statements

     2.  Financial Statement Schedules:

           Ajay Sports, Inc. and Subsidiary:

           Schedule VIII - Valuation and Qualifying Accounts - Years ended December 31, 1995, 1994 and 1993

     3.  Exhibits required by Item 601 of Regulation S-K

           The following exhibits designated with a "-" symbol represent the Company's Management Contracts or Compensatory Plans or arrangements for executive officers:

         Exhibit 2.1 Agreement of Purchase and Sale of Business, Including Purchase of Stock - Leisure Life, Inc. 8/94 (7)

         Exhibit 3.1     Articles of Incorporation and
           Bylaws and all amendments thereto  (1)

         Exhibit 4.1     Certificate of Designations of
           Rights and Preferences of the Series A 8%
           Cumulative Convertible Preferred Stock of Ajay
           Sports, Inc.  (2)

                                     PART IV
                                    CONTINUED


         Exhibit 4.2 Amendment dated February 9, 1992 to the Certificate of Designations of Rights and Preferences of the Series A 8% Cumulative Preferred Stock of Ajay Sports, Inc. (4)

         Exhibit 4.3     Certificate of Designations of Rights
           and Preferences of the Series B 8% Cumulative
           Convertible Preferred Stock of Ajay Sports, Inc.  (7)

         Exhibit 4.4 Certificate of Designations of Rights and Preferences of the Series C 10% Cumulative Preferred Stock
           of Ajay Sports, Inc.   (8)

         Exhibit 10.1    License Agreement dated April 14,
           1992 between Spalding Sports Worldwide and Ajay
           Leisure Products, Inc.  (2)

         Exhibit 10.2    Licensing Agreement dated
           June 15, 1989 between Roadmaster Corporation and
           Ajay Leisure Products, Inc.  (1)

         Exhibit 10.3 First Amendment to the April 14, 1992 Spalding License Agreement dated April 2, 1993 (4)

         Exhibit 10.4    Exchange Agreement dated
           October 13, 1993 between TICO, Ajay Sports,
           Inc., Ajay Leisure Products, Inc., Roadmaster
           Industries, Inc., Roadmaster Corporation
           and Equitex, Inc.  (5)

         Exhibit 10.5    Williams/Ajay Loan and Joint Venture
           Implementation Agreement dated May 6, 1994   (7)

         Exhibit 10.6 Second Amendment to the April 14, 1992 Spalding License Agreement dated July 1, 1994 (7)

         - Exhibit 10.7      Employment Agreement dated July 31,
           1994 between Robert D. Newman, Leisure Life, Inc.
           and Ajay Sports, Inc.   (7)

         Exhibit 10.8    1994 Stock Option Plan   (6)

         Exhibit 10.9    1995 Stock Bonus Plan   (6)

         Exhibit 10.10 Third Amendment to the April 14, 1992 Spalding License Agreement dated June 5, 1995 (8)

         Exhibit 10.11 Revolving Loan Agreement dated July 25, 1995 Between Ajay Sports, Inc. and United States National Bank of Oregon, including Guaranties, Security Agreements, and Other
           Loan Documents   (8)

                                     PART IV
                                    CONTINUED


         Exhibit 10.12 First Amendment to the July 25, 1995 Revolving Loan Agreement dated October 2, 1995, including amendment to Bulge Loan Note, Supplement to Guaranty and Amendment to Revolving Loan Note (9)

         Exhibit 99.1 Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference

         Exhibit 21.0    List of Subsidiaries

         Exhibit 23.0    Consent of Independent Accountants


        (1) Previously filed with and incorporated by reference from the Registrant's Registration Statement on Form S-18 No. 33-30760.

        (2) Previously filed with and incorporated by reference from the Registrant's Form 10-K filed for the year ended December 31, 1991. (SEC File No. 0-18204)

        (3)    Previously   filed  and   incorporated   by  reference  from  the
               Registrant's Form 10-Q for the quarterly period ended September 30,1992. (SEC File No. 0-18204)

        (4) Previously filed with and incorporated by reference from the Registrant's Form 10-K filed for December 31, 1992. (SEC File No. 0-18204)

        (5) Previously filed with and incorporated by reference from the Registrant's Form 10-K filed for December 31, 1993. (SEC File No. 0-18204)

        (6) Previously filed with and incorporated by reference from the Registrant's Registration Statement on Form S-8, No. 33-89,650.

        (7) Previously filed with and incorporated by reference from the Registrant's form 10-K filed for December 31, 1994. (SEC File No. 0-18204)

        (8)    Previously  filed with and  incorporated  by  reference  from the
               Registrant's   Registration  Statement  on  Form  S-2,  File  No.
               33-58753.

        (9) Previously filed with and incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended September 30, 1995. (SEC file No. 0-18204)

                                     PART IV
                                    CONTINUED


(b)  Reports on Form 8-K

         During the last quarter of the 1995 fiscal year the Company filed two reports on Form 8-K and one report on 8-K/A.


     Date of
     Report         Subject

     10/2/95 Item 5, Other Events - Purchase by Ajay Leisure Products of certain assets of Korex Corporation.

     10/6/95 Item 2, Acquisition or Disposition of Assets - Registrant reported the acquisition of substantially all of the assets of Palm Springs Golf Company, Inc.

     10/6/95 Item 7, Financial Statements and Exhibits - Registrant reported the audited financial statements and pro forma financial information related to the acquisition of Palm Springs Golf Co., Inc.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ajay Sports, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in West Bloomfield, Michigan on the 26th day of March, 1996.

                                                   AJAY SPORTS, INC.


                                                  By:  \s\Thomas W. Itin
                                                       -------------------------
                                                       Thomas W. Itin, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.

SIGNATURES                                  TITLE                     DATE
- ----------                                  -----                     ----

\s\Thomas W. Itin                           President,            March 26, 1996
- ----------------------                      Treasurer,
Thomas W. Itin                              and Director


\s\Duane R. Stiverson                       Vice President        March 26, 1996
- ----------------------                      and Chief
Duane R. Stiverson                          Financial Officer



\s\Robert R. Hebard                         Secretary             March 26, 1996
- ----------------------                      and Director
Robert R. Hebard



\s\Anthony B. Cashen                        Director              March 26, 1996
- ----------------------
Anthony B. Cashen


\s\ Clarence H. Yahn                        Director              March 26, 1996
- ----------------------
Clarence H. Yahn


\s\ Stanley V. Intihar                      Director              March 26, 1996
- ----------------------
Stanley V. Intihar


\s\ Robert D. Newman                        Director              March 26, 1996
- --------------------
Robert D. Newman

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------





Board of Directors
Ajay Sports, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. We have also audited the related consolidated financial statement schedule listed in the index in Item 14 of this Form 10-K for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and financial statement schedule of Ajay Sports, Inc. and Subsidiaries as of December 31, 1993 were audited by other auditors whose report dated March 25, 1994, included an explanatory paragraph describing going concern uncertainties.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ajay Sports, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.







- -------------------------------
Hirsch & Silberstein, P.C.

Farmington Hills, Michigan
March 21, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Shareholders and Board of Directors
Ajay Sports, Inc. and Subsidiary

         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Ajay Sports, Inc. and Subsidiary for the year ended December 31, 1993. We have also audited the related consolidated financial statement schedule listed in the index in item 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ajay Sports, Inc. and Subsidiary for the year ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

         The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses in the current year and is not in compliance with certain of its debt covenants, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.





Coopers & Lybrand, L.L.P.
Milwaukee, Wisconsin
March 25, 1994


                                      F-1a

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                        as of December 31, 1995 and 1994
                      (in thousands, except share amounts)

                                                                  December 31,  December 31,
                                                                      1995          1994
                                                                  ------------  ------------
ASSETS

Current assets:
  Cash                                                                $   362   $    105
  Accounts receivable, net of allowance of $287 and $101,
    respectively                                                        5,196      1,700
  Inventories                                                           8,909      5,786
  Prepaid expenses and other                                              365        211
  Deferred tax benefit                                                    102        -0-
                                                                       ------     ------
      Total current assets                                             14,934      7,802

Fixed assets, net                                                       1,888      1,357
Other assets                                                              236        206
Deferred tax benefit                                                      106        -0-
Goodwill                                                                1,322        -0-
                                                                       ------     ------
      Total assets                                                   $ 18,486   $  9,365
                                                                       ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to affiliate                                          $    -0-   $  5,369
  Notes payable to banks                                                5,793         12
  Current portion of capital lease                                          6          9
  Accounts payable                                                      2,181      1,329
  Accrued expenses                                                        631        490
                                                                       ------     ------
      Total current liabilities                                         8,611      7,209

Notes payable - long term                                               5,111        121

Stockholders equity:
  Preferred stock - 10,000,000 shares authorized
    Series B, $0.01 par value, 12,500
      shares outstanding at liquidation valu                            1,250      1,250
    Series C, $10.00 par value 313,790 shares outstanding at stated
      value                                                             3,138        -0-
  Common stock, $0.01 par value, 100,000,000 shares authorized,
    23,337,746 and 22,686,873 shares outstanding, respectively            234        225
  Additional paid-in capital                                            9,123      8,961
  Accumulated deficit                                                  (8,981)    (8,401)
                                                                       ------     ------
      Total stockholders' equity                                        4,764      2,035
                                                                       ------     ------
Total liabilities and stockholders' equity                           $ 18,486   $  9,365
                                                                       ======     ======



The accompanying notes are an integral part of the consolidated financial statements.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
  Consolidated Statements of Operations for the years ended December 31, 1995,
            1994, and 1993 (in thousands, except per share amounts)

                                                                 Year Ended
                                                  ------------------------------------------
                                                  December 31,   December 31,   December 31,
                                                      1995           1994           1993
                                                  -----------    -----------    ------------
Operating data:
  Net sales                                        $ 18,728       $ 12,899       $ 15,902
  Cost of sales                                      15,291         12,291         14,172
    Gross profit                                      3,437            608          1,730
  Selling, general and administrative expenses        3,247          2,747          2,834

  Operating income (loss)                               190         (2,139)        (1,104)

Nonoperating income (expense):
  Interest expense - net                               (801)          (614)          (697)
  Loss on write down of investment in affiliate         -0-            -0-           (123)
  Gain (loss) on disposition of investment              -0-            (38)           -0-
  Other, net                                           (842)          (941)          (817)

Income (loss) from operations before income taxes      (652)        (3,080)        (1,921)

Income tax expense (benefit)                           (208)           -0-            -0-

Net loss                                           $   (444)      $ (3,080)      $ (1,921)

Net loss per share                                 $  (0.03)      $  (0.27)      $  (0.24)

Weighted average common and common stock
  equivalent shares outstanding                      22,722         12,218          8,812








The accompanying notes are an integral part of the consolidated financial statements.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
              for the years ended December 31, 1995, 1994 and 1993
               (in thousands, except share and per share amounts)

                                                                                             Additional                    Total
                                   Preferred Stock                  Common  Stock             Paid - in       Accum    Stockholders'
                                 Shares         Amount         Shares            Amount        Capital       (Deficit)     Equity
Balances at January 1, 1993        29,500      $   2,950      8,774,773         $   88        $ 4,217       $ (3,400)      $  3,855

Common stock grant to
  management                       -              -              50,000         -                  29         -                  29

Net loss                           -              -              -              -              -              (1,921)        (1,921)

Balance at December 31, 1993       29,500          2,950      8,824,773             88          4,246         (5,321)         1,963

Common stock issued to fund
  acquisition                      -              -           1,500,000             15            685         -                 700

Common stock issued in lieu of
  wages to officer                 -              -             150,000              2             50         -                  52

Preferred stock converted into
  common stock                    (17,000)        (1,700)     5,000,040             50          1,650         -                -

Common stock issued to
  affiliate to reduce debt         -              -           4,117,647             41          1,359         -               1,400

Common stock sold to affiliate     -              -           2,941,177             29            971         -               1,000

Net loss                           -              -              -              -             -               (3,080)        (3,080)

Balances at December 31, 1994      12,500          1,250     22,533,637            225          8,961         (8,401)         2,035

Common stock issued to ESOP        -              -              12,000         -                   4         -                   4

Common stock issued to
 fund acquisition                  -              -             895,054              9            572         -                 581

Common stock issued to affiliate
  for acquisition services         -              -             100,000              1             37         -                  38

Common stock issued in lieu of
  wages to officer                 -              -              34,000              1              9         -                  10

Preferred stock public offer      325,000          3,250         -              -                (386)        -               2,864

Preferred stock converted into
  common stock                    (11,210)          (112)       163,055              2            110         -                -

Common shares received as
  an acquisition cost adjust       -              -            (400,000)            (4)          (184)        -                (188)

Dividends                          -              -              -              -              -                (136)          (136)

Net loss                           -              -              -              -              -                (444)          (444)

Balances at December 31, 1995     326,290      $   4,388     23,337,746         $  234        $ 9,123       $ (8,981)     $   4,764


The accompanying notes are an integral part of the consolidated financial statements

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
      for the years ended December 31, 1995, 1994 and 1993 (in thousands)

                                                                 1995             1994             1993
Cash flows from operating activities:

  Net loss                                                        $  (444)         $(3,080)        $ (1,921)
  Adjustments to reconcile to net cash flows from operating
    activities:
  Loss on sale of assets                                              -0-              162              -0-
  Depreciation and amortization                                       219              129              128
  Loss on write down of investment in and advances to affilate        -0-              -0-              123
  Stock issued to officer and employees                               -0-               52              -0-
  (Increase) decrease in accounts receivable, net                  (3,496)             299              980
  (Increase) decrease in inventories                               (3,123)           1,662            1,144
  (Increase) in deferred tax benefits                                (208)             -0-              -0-
  (Increase) decrease in prepaid expenses                            (154)            (112)             114
  (Increase) decrease in other assets                                 (66)              22              -0-
  Increase (decrease) in accounts payable                             852           (1,530)             611
  Increase (decrease) in accrued expenses                             141               18             (108)
  (Decrease) in due to affiliates                                       -             (240)             (17)
                                                                   ------           ------           ------
    Net cash provided by (used in) operating activit               (6,279)          (2,618)           1,054
                                                                   ------           ------           ------
Cash flows from investing activities:

  Acquisitions of property plant and equipment                       (787)            (115)            (226)
  Goodwill associated with acquisitions                            (1,329)             -0-
  Proceeds from sale of equipment                                       5                4              -0-
  Proceeds from sale of investment                                     -0-              86              -0-
  Investments in and advances to affiliates                            -0-             -0-               15
                                                                   ------           ------           ------
    Net cash (used in) investing activities                        (2,111)             (25)            (211)
                                                                   ------           ------           ------
Cash flows from financing activities:
  Cash acquired (expended) in acquisitions                            -0-                2              -0-
  Proceeds from issuance of notes payables to affili                  -0-            6,770              -0-
  Net increase (decrease) in bank notes payable                    10,777           (5,026)            (841)
  Payments on notes payable - affiliate                            (5,369)             -0-              -0-
  Dividends paid                                                      (58)             -0-              -0-
  Proceeds from preferred stock offering, net of rel                2,864              -0-              -0-
  Stock issued in acquisitions                                        433              -0-              -0-
  Proceeds from private placements, net of related c                  -0-            1,000              -0-
                                                                   ------           ------           ------
    Net cash provided by (used in) financing activit                8,647            2,746             (841)
                                                                   ------           ------           ------
Net increase in cash                                                  257              103                2

Cash at beginning of period                                           105                2              -0-
                                                                   ------           ------           ------
Cash at end of period                                            $    362         $    105         $      2
                                                                   ======           ======           ======


The accompanying notes are an integral part of the consolidated financial statements.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.    GOING CONCERN PRESENTATION

              As discussed in Note 6 to the consolidated financial statements, as of December 31, 1993 the Company was not in compliance with certain of its debt covenants. The Company was also relying on related parties to fund its operations. As a result of sales declines and significant net losses, the Company was uncertain of its ability to extend and/or refinance its debt. These factors raised substantial doubt about the Company's ability to continue as a going concern as of December 31, 1994 and 1993. The consolidated financial statements for the years 1994 and 1993 do not include any adjustments that might have been necessary if the Company was unable to continue as a going concern.

              The Company received an equity infusion in October, 1994 of $2,400,000 as a result of a private placement of 2,941,177 shares of common stock with affiliated Companies and through the exercise of options to purchase 4,117,647 shares by a related party, Williams Controls, Inc. Also in October 1994 the holder of the Company's Series B 8% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") converted 17,000 shares of Series B Preferred Stock into 5,000,040 shares of common stock.

              Additionally, late in the third quarter of 1993, management instituted a cost reduction program which included a reduction in salary and labor positions, along with related fringe benefits. The Company also obtained more favorable material costs, enhanced its material utilization methods and instituted more efficient manufacturing techniques. The Company strengthened its sales coverage by appointment of additional experienced independent sales representatives and increased its emphasis on product development which resulted in several new product introductions in late 1994.

              In July 1995 the Company was able to obtain new financing with United States National Bank of Oregon which enabled it to reduce its reliance on related parties for funding. Also during July 1995 the Company completed a Preferred Stock Offering which provided approximately $2,800,000 for working capital, net of related fees and costs. See Notes 6 and 8.

              In October 1995 the Company acquired substantially all of the operating assets of Korex Corporation and Palm Springs Golf Company, Inc.. Management has instituted certain expense reducing programs related to these acquisitions along with expansion of sales, marketing, and product development activities.

              The above factors contributed to the substantial improvement in operating performance during 1995 and management feels these factors will enable the Company to achieve profitability during 1996.

2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its wholly-owned operating company subsidiaries, Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure"), and Palm Springs Golf Company ("Palm Springs"), collectively referred to herein as the "Company". The inventories and fixed assets purchased from Korex Corporation have been merged with Ajay Leisure Products, Inc. All significant intercompany balances and transactions have been eliminated.

      INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.    SIGNIFICANT ACCOUNTING POLICIES, Continued

      FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation of $545,000 and $243,000 as of December 31, 1995 and 1994 respectively. Fixed assets of the Company consist primarily of machinery and equipment, office equipment, and a building. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from four to thirty-nine years.

      GOODWILL - The Company has recorded goodwill as a result of the acquisitions of Palm Springs and Korex. The goodwill is being amortized over forty years. Amortization expense related to the goodwill was $7,000 for the year ended December 31, 1995.

      OTHER ASSETS - Other assets at December 31, 1995 consists of patents and trademarks held and applied for by Leisure Life and Palm Springs (See Note
      8c). Other assets at December 31, 1994 consists of patents and trademarks held and applied for by Leisure Life.

      PRODUCT LIABILITY AND WARRANTY COSTS - Product liability exposure is insured with insurance premiums provided during the year. Product warranty costs are based on experience and attempt to match such costs with the related product sales.

      REVENUE RECOGNITION - The Company recognizes revenue when goods are shipped.

      INCOME TAXES - Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, using enacted statutory rates applicable to future years.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




3.    RELATED PARTY TRANSACTIONS

              The Company's related parties include the following:

      Roadmaster Industries, Inc. ("Roadmaster") - Prior to June 1989, all the Company's common stock was owned by Roadmaster and the companies had common investors. Roadmaster owned all of the Company's preferred stock prior to the consummation of the Exchange Agreement.

      Pro Mark, Inc. ("Pro Mark") - The Company owns 40% of the outstanding shares of Pro Mark.

      Equitex, Inc. ("Equitex") - Prior to the consummation of the Exchange Agreement, Equitex owned 189,000 shares of the Company's common stock and 1,100,000 warrants to purchase additional common stock. Additionally, the chairman of Roadmaster is the president of Equitex.

      First Equity Corporation ("First Equity") - First Equity is owned by a family member of the president, chief executive officer, and chairman of the Company.

      TICO - TICO is controlled by the Company's president, chief executive officer, and chairman.

      ACRODYNE PROFIT SHARING TRUST - ("Acrodyne") is a profit sharing trust. The Company's president, chief executive officer and chairman is trustee and beneficiary of the trust. The trust acquired 1,176,471 common shares on October 3, 1994.

      ENERCORP, INC. - ("Enercorp") is a business development company engaged in the business of investing in and providing managerial assistance to developing companies. The Company's president, chief executive officer, chairman and principal shareholder is a major shareholder in Enercorp and a Director of the Company. Enercorp acquired 1,764,706 common shares on October 3, 1994. In 1995 Enercorp acquired 2,000 shares of series C preferred stock. In 1995 Enercorp also received 100,000 shares of common stock for services rendered in connection with the Palm Springs acquisition.

      WILLIAMS CONTROLS, INC. - ("Williams") - Williams has the same chairman as the Company, which individual is a major shareholder of each company.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



      (a)     Roadmaster

              Ajay purchased various finished goods inventory, primarily hand-pulled golf carts, from Roadmaster. Purchases in 1993 were approximately $123,000. Prior to 1993, Ajay leased certain machinery and equipment from Roadmaster. The net result of this activity represented amounts due to Roadmaster of $42,000 at December 31, 1993. The December 31, 1993 balance was transferred to TICO as part of the Exchange Agreement and paid during the six months ended June 30, 1994.

              During 1993, the Company entered into an agreement with certain parties (as described in Note 3c). As of December 31, 1993, Ajay owed $197,000 on the promissory note with accrued interest of $17,000. During the year ended December, 1994 the $197,000 and interest of $24,719 were paid to TICO.

      (b)     Pro Mark, Inc.

              The Company had an exclusive marketing agreement with Pro Mark for the "Double Eagle" product line. In 1993 Pro Mark discontinued operations.

              Due to operating losses of Pro Mark and the cessation of operations in 1993, the Company did not assign any value to the shares of Pro Mark common stock received in the transaction and no gain or loss was recognized on this transaction.

              During 1993, the Company wrote off advances to Pro Mark, Inc. totaling $87,000.

      (c)     Exchange Agreement

              During 1993, the Company entered into an agreement, whereby Roadmaster and Equitex agreed to substantially divest of all their interest in the Company by transferring to TICO all of the Company's outstanding common stock purchase warrants held by them, the $217,000 principal amount note payable to Roadmaster, the 29,500 shares of the Company's Series A 8% Cumulative Convertible Preferred Stock and all Roadmaster's outstanding accounts receivable due from the Company.

              Additionally, Roadmaster agreed to transfer to TICO all marketing and distribution rights for golf products in Canada, all tooling exclusively associated with the manufacture of hand-pulled golf carts, the "Ajay" name and agreed to grant TICO a 10 year exclusive license for the use of the "Ajay" trademark and trade name.

              The Company and TICO agreed to obtain the release and satisfaction in full of any and all obligation, guarantees and collateral of Equitex under the revolving credit facility, described in Note 6 including the release of 1,000,000 shares of Roadmaster common stock owned by Equitex and pledged to a bank as collateral. The Company's president and TICO further agreed to transfer to Roadmaster all the Roadmaster common stock purchase warrants held by the Company's president along with TICO's payment of $200,000 to Roadmaster.

              Based upon completion of the Exchange Agreement in 1994 and refinancing of debt obligations, the Board of Directors of the Company approved a plan to, at the option of TICO or its assigns, convert the value of instruments transferred to TICO under the Exchange Agreement, in whole

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

              or in part, into Preferred Stock, which could be converted to Common Stock of the Company at a price $.34 per share. On October 3, 1994 the Company created a new class of Series B 8% Cumulative Convertible Preferred Stock and allowed for its exchange, on a share-for-share basis, with the Company's Series A Preferred Stock. On that same day, TICO notified the Company that it wished to exchange the 29,500 shares of Series A Preferred Stock for 29,500 shares of the newly issued Series B Preferred Stock, as was permitted under the Certificate of Designations of Rights and Preferences of the Series B Preferred Stock. On that same day, TICO notified the Company that it wished to convert 17,000 shares of its Series B Preferred Stock for 5,040,000 shares of the Common Stock of the Company, as the Series B Preferred Stock allows for a conversion rate of 1 share of Series B Preferred Stock for 294.12 shares of the Company's Common Stock.

      (d)     Other

               In 1994,  Equitex  earned  a fee of  $40,000  as a result  of the extension of the revolving credit facility with the bank. As part of the Exchange Agreement this amount was transferred to TICO and paid in June, 1994

              First Equity established a letter of credit on behalf of the Company in December, 1993, which was amended during 1994, totaling $271,200. This letter was established to purchase inventory. In addition, First Equity advanced the Company $250,000 during January, 1994 which was repaid in June, 1994.

              The Company has agreed to pay Williams 0.5% per annum of the outstanding U. S. Bank revolving loan balances on a quarterly basis in consideration for providing its guarantee of the revolving loan. This fee was $18,083 for the year ended December 31, 1995.

              The Company's interest expense for Williams was $448,000 and $385,000 for the years ended December 31, 1995 and 1994.

              In 1995 the Company issued Enercorp 100,000 shares of common stock
              for  services   rendered  in  connection  with  the  Palm  Springs
              acquisition.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




4.    INVENTORIES

              Inventories consist of the following (in thousands):

                                                       December 31,
                                                    1995            1994

              Raw materials                        $4,608         $ 2,901
              Work-in-progress                      1,014             919
              Finished goods                        3,287           1,966
                                                   ------          ------

                                                   $8,909         $ 5,786
                                                    =====          ======


5.    INVESTMENT IN AND ADVANCES TO AFFILIATES

              A former officer of the Company is an officer of MacGregor, and MacGregor and the Company have common investors. During the year ended December 31, 1994 the Company sold its remaining 125,106 shares of MacGregor for $69,000, resulting in a loss of $38,000.

6.    DEBT

              Primarily as a result of net losses experienced in 1993, the Company was not in compliance with financial covenants regarding interest coverage ratios and adjusted tangible net worth under its revolving credit facility. As a result, the revolving credit facility was reduced to $6 million effective April 1, 1994.

              On April 14, 1994 the Company was advised by Bank America that the Second Amended Restated Loan and Security Agreement ("Credit Agreement") between Bank America and Ajay had been purchased by Roadmaster. On May 5, 1994 Ajay paid Roadmaster in full all outstanding obligations due under its Credit Agreement and entered into a Loan and Security Agreement ("Loan Agreement") with Williams for a term loan of up to $7,000,000. The Loan Agreement required monthly interest only payments at the prime rate of First Interstate Bank of Oregon plus 2%, was originally scheduled to expire on November 4, 1994 and was extended to May 5, 1995. The terms and conditions of the Loan Agreement were substantially the same as the prior Credit Agreement with Bank America, except that the Loan Agreement was a term loan.

      The Williams loan was paid on July 25, 1995, when the Company entered into a Revolving Loan Agreement with United States National Bank of Oregon ("U.
      S. Bank") for a credit facility of up to $8,500,000. All of the Company's subsidiaries and Williams have guaranteed payment of this credit facility and the Company and its subsidiaries have pledged their inventory and receivables as collateral. The Revolving Loan is evidenced by demand notes, requires monthly interest only payments at the prime rate of U. S. Bank (currently 8.25%) and will be reviewed on May 31, 1996. On October 2, 1995 the Company and U. S. Bank agreed to modifications to the Revolving Loan Agreement increasing the credit facility from $8,500,000 to $13,500,000. The Company may now borrow up to $8,500,000 against 80% of eligible accounts receivable and 50% of eligible inventory and up to an additional $5,000,000 through its 2-year bulge loan facility. The increased facility provided the Company the funds necessary to acquire certain assets of both Korex Corporation and Palm Springs Golf Company, Inc. in early October, 1995. The Company is required to maintain a minimum tangible net worth of $2,000,000 and a debt leverage ratio of not greater than 4.5 to 1. The Company has requested that U. S. Bank increase the debt leverage ratio to 6.0 from January, 1996 through June 1996 and to 5.5 from July, 1996 to December 1996. The Company has agreed to pay Williams 0.5% per annum of the outstanding Revolving Loan balance on a quarterly basis in consideration for providing its guarantee of the Revolving Loan.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

              The Company's borrowings consisted of the following:

                                                                          December 31,
                                                              1995                                1994
                                                           ----------                          ---------
      Revolving credit facility:
        Balance                                           $10,792,706                         $5,369,000
        Interest rate                                                                              10.5%
        Unused amount of facility                         $ 2,707,294                         $1,631,000
        Average amount outstanding
          during the period                               $ 9,758,991                         $5,626,861
        Weighted average interest
          rate                                                  8.72%                               8.0%
        Maximum amount outstanding
          during the period                               $10,936,687                         $6,651,341

              Outstanding commercial letters of credit totaled approximately $717,000 and $1,100,000 at December 31, 1995 and 1994 respectively.

              The seasonal nature of the Company's sales creates fluctuating demands on its cash flow, due to the temporary build-up of inventories in anticipation of, and receivables subsequent to, the peak seasonal period which historically has been from February through May of each year. The Company has relied and continues to rely heavily on its revolving credit facility for its working capital requirements.

7.    INCOME TAXES

              As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992. There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


              The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):

                                                         Year Ended December 31,
                                                   --------------------------------------
                                                     1995         1994         1993
                                                    ------       ------       ------
      Statutory tax expense
        (benefit) at 34%                             $(208)     $(1,047)      $(653)
      Utilization of net
        operating loss
        carry forward                                    -            -            -
      Loss producing no current
        tax benefit                                    208        1,047          653
                                                     -----       ------       ------
                                                     $   -      $     -       $    -
                                                     =====       ======       ======


      The components of the net deferred tax asset/liability were as follows (in thousands):

                                                                           December 31,
                                                                     1995                 1994
                                                                    ------               -----
      Deferred tax asset,
        principally accrued
        expenses, reserves
        and loss carry forwards                                     $2,339              $ 2,116
      Deferred tax liability,
        principally depreciation                                       (83)                 (68)
      Valuation allowance                                           (2,048)              (2,048)
                                                                   -------               ------

      Net                                                           $  208              $     -
                                                                   =======               ======

                  The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $208,000 of deferred tax assets will be realized. The remaining valuation allowance of $2,048,000 is maintained on deferred tax assets which the Company has not determined to be more likily than not realizable at this time. The Company will continue to review this vauluation allowance on a quarterly basis and make adjustments as appropriate.

                  The Company had net operating loss carry forwards for Federal tax purposes of approximately $5,785,000 at December 31, 1995, which expire in varying amounts in the years 2006 through 2010. Operating loss carry forwards totaling $210,000, $4,325,000, $856,000 and $179,000 are available to offset future state taxable income of Sports, Ajay, Leisure Life and Palm Springs respectively, which expire in varying amounts in the years 2006 through 2010. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8.    STOCKHOLDERS' EQUITY

      (a)     Preferred Stock

                     On  October  3,  1994 the  Company  created  a new class of
              Series B 8% Cumulative Convertible Preferred Stock and allowed for its exchange, on a share-for-share basis, with the Company's Series A Preferred Stock. On that same day, TICO notified the Company that it wished to exchange the 29,500 shares of Series A Preferred Stock for 29,500 shares of the newly issued Series B Preferred Stock, as was permitted under the Certificate of Designations of Rights and Preferences of the Series B Preferred Stock. On that same day, TICO notified the Company that it wished to convert 17,000 shares of its Series B Preferred Stock for 5,040,000 shares of the Common Stock of the Company, as the Series B Preferred Stock allows for a conversion rate of 1 share of Series B Preferred Stock for 294.12 shares of the Company's Common Stock.

                     Cumulative  dividends are payable on the Series C Preferred
              Stock at any time through December 31, 1996 at an annual rate of $1.00 per share. The Warrants are redeemable by the Company at $0.5 per Warrant under certain conditions. The terms of these Warrants are identical to the Company's publicly-held Warrants to purchase Common Stock. The Company used the $2.8 million of net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.

                     On July 26, 1995 the Company's Registration Statement filed in connection with an offering of 325,000 shares of Series C 10% cumulative Convertible Preferred Stock and 325,000 Warrants was declared effective. The Series C Preferred Stock is convertible into shares of the Company's Common Stock based on a value of $10.00 for each Preferred share and $.6875 for the Common.

      (b)     Stock issued to officers

                     The Company has a stock  incentive plan for officers of the
              Company, under which up to 150,000 shares of the Company's stock may be granted. In 1994, the Company issued 150,000 shares of common stock to an officer in lieu of compensation and in 1995 the Company issued 34,000 shares.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




      (c)     Stock Issued for Acquisitions

                     On August 1,  1994 the  Company  reached  an  agreement  in principle to acquire the outstanding common stock of Leisure Life, Inc. In exchange for acquiring all the common stock of Leisure Life, the Company issued 1,500,000 shares of its common stock to the owners of Leisure Life, with 400,000 of those shares being issued subject to certain performance requirements being met by Leisure Life.

                     In November  1995 the former owner of Leisure Life returned
              400,000 shares of stock to the Company and in March 1996 returned 200,000 shares due to unmet performance requirements.

      (d)     Warrants and Options

                     A summary of activity  related to  warrants  and options to purchase Company common stock is as follows:

                                                                      Warrants and               Price
                                                                         Options               Per Share
                                                                      ------------             ---------
         Balance, January 1, 1993                                        3,450,687           $  .34 - 1.00
         Expired                                                          (564,717)                    .34
                                                                        ----------
         Balance, December 31, 1993                                      2,885,970              .34 - 1.00
         Expired                                                          (450,000)             .80 - 1.00
         Reissued                                                          200,000                     .34 (i)
         Reissued                                                           94,500                     .34 (ii)
         Issued to Williams                                             16,274,754              .34 - 1.00 (iii)
         Exercised by Williams                                          (4,117,647)                    .34 (iv)
         Issued to Directors                                                10,000                     .44 (v)
         Issued to Employees                                               840,000               .40 - .80 (vi)
                                                                        ----------
         Balance, December 31, 1994                                     15,737,577              .34 - 1.00
         Issued to employees                                               295,000             .625 -.6875 (vii)
         Williams options adjusted                                      (1,046,234)             .50 - 1.00 (viii)
         Issued - public offering                                          373,750                    1.00 (ix)
         Issued to Directors                                                10,000                     .66 (x)
                                                                        ----------
         Balance, December 31, 1995                                     15,370,093           $  .34 - 1.00

         (i) Warrants originally issued to Roadmaster in 1990. Transferred to Acrodyne under the Exchange Agreement, expired and reissued.

         (ii) Warrants originally issued to Equitex in connection with the Company's private placement. Transferred to Acrodyne, expired and reissued.

         (iii)Warrants issued to Williams as consideration for loans to Ajay Leisure as part of a joint venture implementation agreement dated May 1994.

         (iv) Exercised and applied proceeds ($1,400,000) against debt.

         (v)  Director stock options of which 3,333 have vested.

         (vi) Employee stock options of which 499,584 shares have vested.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         (vii)    Employee stock options of which 45,000 shares have vested.

         (viii) Warrants referred by Williams as consideration for early loan payoff.

         (ix)     Public offering of 7/26/95.

         (x)      Director stock options of which none have vested.


      (e)     Private Placements

                  In 1994, the Company issued to related parties, via private placement, 2,941,177 shares of common stock and received proceeds of $1,000,000. The Company also issued 4,117,647 shares of common stock to a related party in exchange for a reduction of debt totaling $1,400,000.

9.    MAJOR CUSTOMERS

              The Company operates in two lines of business, the manufacture and distribution of sports equipment and in outdoor leisure furniture. The Company's customers are principally in the retail sales market. The Company performs ongoing credit evaluations of its customers' financial conditions and does not generally require collateral.

              Sales to customers which represent over 10% of the Company's net sales are as follows:

                                         Year  ended  December 31,
         Customer                  1995           1994             1993
         --------                  ----           ----             ----

              A                     36%             41%             32%

              B                       *               *             12%


      * Amounts are less than 10% of net sales.

              As a result of acquisitions made by the Company during 1994 and 1995, sales to Customer A are expected to be less than 10% of consolidated net sales for 1996.

10.     BUSINESS SEGMENT REPORTING

              The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the year ended December 31, 1995 are as follows (in thousands):

                                                                          Golf and
                                                   Furniture             Billiards         Consolidated
                                                   ---------             ---------         ------------
        Sales                                         $1,414               $17,314              $18,728
        Operating profit/(loss)                         (591)                  781                  190
        Assets                                         2,041                16,445               18,486
        Depreciation/Amortization                         82                   137                  219
        Capital Expenditures                             130                   106                  236


                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.     SPALDING LICENSE AGREEMENT

              Ajay has a license from Spalding Sports Worldwide to utilize the Spalding trademark in conjunction with the sale and distribution of golf bags, golf gloves, hand pulled golf carts and certain other golf accessories in the United States. As consideration for this license, Ajay is required to pay royalties to Spalding based on a percentage of sales, subject to annual minimums of $500,000 for the year ended June 30, 1995, and $550,000 for the years ended June 30, 1996 through June 30, 1998. The current agreement expires June 30, 1998. Other conditions of the agreement require the Company to expend 2% of sales under the agreement on advertising and related costs, with 1% remitted to Spalding. The Company must also maintain a current ratio of 1.0 to 1.0. Approximately 53% of the Company's 1995 and 61% of 1994 sales were Spalding products.

              Royalty expense due Spalding was $484,000, $494,000, and $702,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

12.     LEASES

              Future  aggregate  minimum  lease  payments  under   noncancelable
        operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

                           1996                                          $   766
                           1997                                              623
                           1998                                              469
                           1999                                              452
                           2000                                              448
                           2001 and thereafter                               170
                                                                         -------
                                                                          $2,928


                  Total rental expense (in thousands) under operating leases (net of sublease rental income from an affiliate of $13, $8 and $38, respectively) was $627, $556 and $409 for the years ended December 31, 1995, 1994 and 1993, respectively.

13.      NET  (LOSS) PER COMMON SHARE

                  Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends in 1995 ($136,000), 1994 ($202,000) and 1993 ($236,000) by the weighted average number of common shares outstanding. No exercise of warrants outstanding was assumed in 1995, 1994, or 1993, since any exercise of warrants would be antidilutive.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest was $762,157, $607,000, and $633,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Noncash financing and investing transactions were as follows:

         . During 1993, 50,000 shares of the Company's common stock valued at $29,500 were issued to an officer of the Company. This was recorded in accrued expenses at December 31, 1992.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         . During 1994, 150,000 shares of the Company's common stock were issued to an officer of the Company in lieu of wages.

         . In exchange for acquiring in 1994 all of the common stock of Leisure Life, Inc. the Company issued 1,500,000 shares of its common stock to the owner of Leisure Life. In November, 1995 the former owner of Leisure Life surrendered 400,000 shares of the Company's common stock and in March, 1996 surrendered 200,000 shares of the Company's common stock due to unmet performance requirements.

         . During 1994, 4,117,647 shares of the Company's common stock were issued to a related party in exchange for a reduction in debt totaling $1,400,000.

         . In 1995 11,210 preferred stock shares were converted into 163,055 shares of common stock.

         .    During 1995 the Company issued common stock to the following:

                           Issued to                                    Shares
                           ---------                                    ------
                           Employees                                      12,000
                           Fund acquisitions                             895,054
                           Affiliate in lieu of payment for services     100,000
                           Officer in lieu of bonus                       34,000

15.      CONTINGENCIES

              The Company is subject to certain claims in the normal course of business which management intends to vigorously contest. The outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position or results of operations.

                                                                   Schedule VIII

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1995, 1994, and 1993
                             (Amounts in Thousands)

                                                   Balance          Charged to                                   Balance
                                                  beginning         costs and         Deductions                 at end
                                                   expenses          expenses         (describe)                of period
                                                  ---------         ----------        ----------                ---------
Reserve for Product Warranty:

    Year ended:

      December 31, 1995                              $   139          $   198             $   201 (1)           $   136
      December 31, 1994                                  112              276                 249                   139
      December 31, 1993                                  105              360                 353                   112



Allowance for Doubtful Receivables:

    Year ended:

      December 31, 1995                              $   101          $   330             $   144 (2)           $   287
      December 31, 1994                                  230               62                 191                   101
      December 31, 1993                                  150              159                  79                   230


Reserve for Inventory Obsolescence:

    Year ended:

      December 31, 1995                              $   430          $   378             $   424                 $ 384
      December 31, 1994                                  160              430                 160                   430
      December 31, 1993                                  150               87                  77                   160

Notes:

(1)  Represents amounts paid for product warranty claims.

(2)  Represents amounts charged off as uncollectible.

                                                                  EXHIBIT   21.0


                             LISTING OF SUBSIDIARIES





                      SUBSIDIARIES                        STATE OF INCORPORATION
                      ------------                        ----------------------
                      Ajay Leisure Products, Inc.         Delaware

                      Leisure Life, Inc.                  Tennessee

                      Palm Springs Golf, Inc.             Colorado

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We consent to the incorporation by reference in the registration statement of Ajay Sports, Inc. and Subsidiary on Form S-8 of our report dated March 25, 1994, on our audits of the consolidated statements of operations, stockholders' equity and cash flows of Ajay Sports, Inc. and Subsidiary for the year ended December 31, 1993, which report is included in this Annual Report on Form 10-K. Such report includes an explanatory paragraph relating to Ajay Sports, Inc. and Subsidiary's ability to continue as a going concern.









Coopers & Lybrand, L.L.P.
Milwaukee, Wisconsin
March 25, 1996