Form 10-Q
period 1996-03-31
AJAY SPORTS INC
filed 1996-05-09
CIK 854858

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


MARK ONE:
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from _____ to ______


                           Commission File No. 0-18204


                                AJAY SPORTS, INC.
             (Exact name of Registrant as specified in its charter)


            Delaware                                     39-1644025
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                                (414) 728-5521
(Address of principal executive offices)         (Registrant's Telephone Number,
including (Zip Code)                              including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 4/10/96 is 23,345,018.

Item 1.       FINANCIAL STATEMENTS

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                            March 31, 1996               December 31,
                                                                                (Unaudited)                  1995
ASSETS

Current assets:
   Cash and cash equivalents                                                       $   189                    $   362
   Trade accounts receivable, net                                                    6,265                      5,196
   Inventories                                                                       9,090                      8,909
   Prepaid expenses and other current assets                                           626                        365
   Deferred tax benefit                                                                102                        102
                                                                                    ------                     ------

   Total current assets                                                             16,389                     14,934

Fixed assets, net                                                                    1,933                      1,888
Other assets                                                                           364                        236
Deferred tax benefit                                                                   223                        106
Goodwill                                                                             1,313                      1,322
                                                                                    ------                     ------

        Total assets                                                               $20,105                    $18,486
                                                                                    ======                     ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                                            $ 7,788                    $ 5,793
   Current portion of capital lease                                                      7                          6
   Accounts payable                                                                  2,218                      2,181
   Accrued expenses                                                                    505                        631
                                                                                    ------                     ------

        Total current liabilities                                                   10,518                      8,611

Note payable  - long term                                                            5,128                      5,111

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized
        Series B, $0.01 par value, 12,500 shares
        outstanding at liquidation value                                             1,250                      1,250
        Series C, $10.00 par value, 313,290 and 313,790 shares
        outstanding at stated value, respectively                                    3,133                      3,138
   Common stock, $.01 par value, 50,000,000
        shares authorized, 23,345,018 and
        23,337,746 shares outstanding, respectively                                    234                        234
   Additional paid-in capital                                                        9,129                      9,123
   Accumulated deficit                                                              (9,287)                    (8,981)
                                                                                    ------                     ------

        Total stockholders' equity                                                   4,459                      4,764
                                                                                    ------                     ------

        Total liabilities and stockholders' equity                                 $20,105                    $18,486
                                                                                    ======                     ======

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                  Three Months
                                                                                                  Ended March 31,
                                                                                              1996             1995
                                                                                            -------------------------
Net sales                                                                                   $6,262             $5,454

Cost of sales                                                                                5,133              4,362
                                                                                             -----              -----

            Gross profit                                                                     1,129              1,092

Selling, general and
  administrative expenses                                                                    1,192                752
                                                                                             -----              -----

            Operating income (loss)                                                            (63)               340

Non-operating (income) expense:
   Interest expense, net                                                                       279                185
   Other, net                                                                                    2                ---
                                                                                             -----              -----

   Total non-operating expense                                                                 281                185
                                                                                             -----              -----

Income (loss) before income taxes                                                             (344)               155

Income tax expense (benefit)                                                                  (117)               ---
                                                                                             -----              -----


Net income (loss)                                                                            $(227)            $  155
                                                                                            ======             ======


Income (loss) per common share outstanding*                                                 $ (.01)           $   .01
                                                                                            ======             ======

Income (loss) per common share & equivalents                                                $ (.01)           $   .00
                                                                                            ======             ======
outstanding**

Weighted average common shares outstanding                                                  23,345             22,546
                                                                                            ======             ======

Weighted average common and common
  equivalents outstanding                                                                   36,600             32,629
                                                                                            ======             ======


* Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.

** Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common share and common share equivalents outstanding.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                              1996              1995
                                                                                             ------------------------
Cash flows from operating activities:
   Net income (loss)                                                                        $ (227)          $    155
Adjustments to reconcile to net cash
provided by operating activities:
      Depreciation and amortization                                                            119                 52
      Adjustment to retained earnings                                                            -                  5
Change in assets [(increase)/decrease] and liabilities [increase/(decrease)]:
     Trade accounts receivable, net                                                         (1,069)            (2,112)
     Inventories                                                                              (181)               308
     Prepaid expenses and other current assets                                                (261)               (38)
     Other assets                                                                             (128)                11
     Deferred tax benefits                                                                    (117)
     Accounts payable                                                                           38                162
     Accrued expenses                                                                         (126)                33
                                                                                            ------             ------

            Net cash used in
            operating activities                                                            (1,952)            (1,424)
                                                                                            ------             ------

Cash flows from investing activities:
   Purchase of property, plant, equipment                                                     (155)               (64)

            Net cash used in
            investing activities                                                              (155)               (64)
                                                                                            ------             ------

Cash flows from financing activities:
   Net change in bank loan                                                                   2,012                (15)
     Net change in note payable to affiliate                                                     -              1,420
   Preferred stock conversion                                                                    1
   Dividends                                                                                   (79)
             Net cash provided by
             financing activities                                                            1,934              1,405
                                                                                            ------             ------

Net decrease in cash and cash equivalents                                                     (173)               (83)
Cash and cash equivalents at beginning of period                                               362                105
                                                                                            ------             ------

Cash and cash equivalents at end of period                                                  $  189           $     22
                                                                                            ======             ======

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                                   $  263           $    185
                                                                                            ======             ======

   Cash paid for income tax                                                                    ---                ---
                                                                                            ======             ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1996 and the results of operations for the three-month periods ended March 31, 1996 and 1995 and the cash flows for the same three-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


Note 2.       INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

                                                                   March 31,    December 31,
                                                                       1996         1995


Raw Materials                                                        $5,460       $4,608
Work in Process                                                         959        1,014
Finished Goods                                                        2,671        3,287
                                                                     ------       ------

                                                                     $9,090       $8,909
                                                                     ======       ======

Note 3.       LIQUIDITY

As part of the Company's loan agreement with the United States National Bank of Oregon ("U. S. Bank") the Company is required to maintain a minimum tangible net worth of $2,000,000 and a ratio of liabilities to tangible net worth of not greater than 4.5 to 1. On April 3, 1996 U. S. Bank approved a temporary waiver (through May 1996) to increase the ratio of liabilities to tangible net worth to not greater than 6.0 to 1. The ratios for January, February and March were 4.91,
5.25 and 5.18 respectively. The ratios increased as a result of goodwill generated from two 4th quarter acquisitions.


Note 4.       BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter ended March 31, 1996 (unaudited) are as follows (in thousands):


                                                                 Quarter Ended March 31, 1996
                                                     Furniture             Golf                  Consolidated
Net sales                                                960            5,302                       6,262
Operating income/(loss)                                   30              (93)                        (63)
Total assets                                           2,207           17,898                      20,105
Depreciation/amortization                                 31               88                         119
Capital expenditures                                       8              147                         155

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION - At March 31, 1996 the Company had working capital of $5,871,000, as compared with $6,324,000 at December 31, 1995. The ratio of current assets to current liabilities at March 31, 1996 was 1.6 to 1, compared to 1.7 at December 31, 1995. Working capital was primarily used to finance seasonal growth in accounts receivable.

At March 31, 1996 the Company had increased its short term borrowings by $1,995,000 since December 31, 1995. This was primarily due to the first quarter operating loss and seasonal increases in accounts receivable $1,069,000, inventories $181,000 and other current assets $205,000.

LIQUIDITY - At March 31, 1996 Ajay had $12,788,000 outstanding under its $13,500,000 loan agreement with U. S. Bank. The seasonal nature of the Company's sales creates fluctuating cash flow. The peak seasonal period has historically been from February through May. The Company believes its line is sufficient to finance its needs for 1996.

RESULTS OF OPERATIONS - During the quarter ended March 31, 1996 the Company had net sales of $6,262,000 compared to $5,454,000 for the same period in 1995. The overall sales increase of 15% was a result of the increase in sales in the furniture business. The golf business has had a slower start due to timing in customer order placement. It is expected that volume will increase throughout the balance of the year more than offsetting the slow first quarter.

Gross profit for the three months ended March 31, 1996 was 18% of net sales, compared to 20% for the same period in 1995. This resulted from the Company selling, at low margins, slow moving inventory obtained in connection with its 4th quarter acquisitions.

Selling, general and administrative expenses expressed as a percentage of sales were 19.0% for the first quarter of 1996, versus 13.8% for 1995. Contributing to this was the acquisition in the 4th quarter of 1995 of Palm Springs Golf whose business runs at an SG&A rate nearly twice that of the balance of the Company's business.

Operating loss for the first quarter of 1996 was $63,000 compared to operating income of $340,000 for the first quarter of 1995. This is due primarily to a timing variance in customer orders and a loss at the recently acquired Palm Springs Golf subsidiary.

Interest expense increased $94,000 in the first quarter of 1996 compared to the first quarter of 1995 as a result of higher debt to finance the needs of two 4th quarter acquisitions, offset by a lower rate that the Company paid on its bank lines in the first quarter of 1996 versus the same period of 1995.

As a result of the above, the net loss for the first quarter ending March 31, 1996 was $227,000, compared to net income of $155,000 for the same period last year.

Part II.      OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

              b)    Exhibit #27: Financial Data Schedule

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



Date:  May 8, 1996