Form 10-Q
period 1996-06-30
AJAY SPORTS INC
filed 1996-08-13
CIK 854858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                       39-1644025
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                                 (414) 728-5521
- -----------------------------------------      ---------------------------------
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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 6/28/96 is 23,244,039

Item 1.           FINANCIAL STATEMENTS

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       June 30, 1996                   December 31,
                                                                         (Unaudited)                           1995
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   308                        $   362
   Trade accounts receivable, net                                              7,052                          5,196
   Inventories                                                                 8,461                          8,909
   Prepaid expenses and other current assets                                     647                            365
   Deferred tax benefit                                                           83                            102
                                                                             -------                        -------

            Total current assets                                              16,551                         14,934

Fixed assets, net                                                              1,896                          1,888
Other assets                                                                     355                            236
Deferred tax benefit                                                             223                            106
Goodwill                                                                       1,305                          1,322
                                                                             -------                        -------

            Total assets                                                     $20,330                        $18,486
                                                                              ======                         ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                                      $ 7,800                        $ 5,793
   Current portion of capital lease                                                7                              6
   Accounts payable                                                            2,421                          2,181
   Accrued expenses                                                              545                            631
                                                                             -------                        -------

            Total current liabilities                                         10,773                          8,611

Note payable - long term                                                       5,102                          5,111
Long term portion of capital lease                                                20                             --

Stockholders' equity:
   Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value,12,500 shares outstanding at
               liquidation value                                               1.250                          1,250
            Series C, $10.00 par value, 296,170 and 313,790 shares
            outstanding at stated value, respectively                          2,962                          3,138
   Common stock, $.01 par value 50,000,000 shares authorized, 23,244,039 and
            23,337,746 shares outstanding, respectively                          233                            234
   Additional paid-in capital                                                  9,301                          9,123
   Accumulated deficit                                                        (9,311)                        (8,981)
                                                                             -------                        -------
            Total stockholders' equity                                         4,435                          4,764
                                                                             -------                        -------

            Total liabilities and stockholders' equity                       $20,330                       $ 18,486
                                                                              ======                        =======

                                                             2

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    Three Months             Six Months
                                                    Ended June 30,         Ended June 30,
                                                   1996       1995        1996        1995
                                                   ----       ----        ----        ----
Net sales                                      $  8,325   $  4,485    $ 14,587    $  9,939
Cost of sales                                     6,669      3,570      11,802       7,932
                                                -------    -------     -------     -------

            Gross profit                          1,656        915       2,785       2,007

Selling, general and
  administrative expenses                         1,266        696       2,458       1,448
                                                -------    -------     -------     -------

            Operating income (loss)                 390        219         327         559

Non-operating (income) expense:
   Interest expense, net                            298        212         577         397
   Other, net                                         3         (2)          5          (2)
                                                -------    -------     -------     -------

   Total non-operating expense                      301        210         582         395
                                                -------    -------     -------     -------

Income (loss) before income taxes                    89          9        (255)        164

Income tax expense (benefit)                         37       --           (80)       --
                                                -------    -------     -------     -------

Net income (loss)                              $     52   $      9    $   (175)   $   164
                                                =======    =======     =======     ======

Income (loss) per common share outstanding     $    .00   $    .00    $   (.02)   $   .01
                                                =======    =======     =======     ======


Income (loss) per common share & equivalents   $    .00   $    .00    $   (.02)   $   .01
                                                =======    =======     =======     ======
outstanding**

Weighted average common shares outstanding       23,190     22,546      23,268      22,546
                                                 ======     ======      ======      ======


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

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (IN THOUSANDS), (UNAUDITED)

                                                            Six Months
                                                          Ended June 30,
                                                           1996       1995
                                                        -------    -------
Cash flows from operating activities:
   Net income (loss)                                    $  (175)   $   164
   Adjustments to reconcile to net cash
   provided by operating activities:
            Depreciation and amortization                   229         92
   Change in assets [(increase)/decrease] and
   liabilities [increase/(decrease)]:
            Trade accounts receivable, net               (1,856)    (1,599)
            Inventories                                     448        350
            Prepaid expenses and other current assets      (299)      (185)
            Other assets                                   (179)        13
            Deferred tax benefits                           (81)      --
            Accounts payable                                260       (206)
            Accrued expenses                                (88)       (30)
                                                        -------    -------
            Net cash used in
            operating activities                         (1,741)    (1,301)
                                                        -------    -------

Cash flows from investing activities:
   Purchase of property, plant, equipment                  (161)       (80)
                                                        -------    -------

            Net cash used in
            investing activities                           (161)       (80)
                                                        -------    -------

Cash flows from financing activities:
   Net change in bank loan                                2,001        (18)
   Net change in note payable to affiliate                 --        1,316
   Issuance of common shares                               --            4
   Preferred stock conversion                                 1       --
   Dividends                                               (154)      --
                                                        -------    -------

            Net cash provided by
            financing activities                          1,848      1,302
                                                        -------    -------

Net increase in cash and cash equivalents                   (54)       (79)
Cash and cash equivalents at beginning of period            362        105
                                                        -------    -------

Cash and cash equivalents at end of period              $   308    $    26
                                                        =======    =======

Supplemental disclosures of cash flow information:
   Cash paid for interest                               $   587    $   398
                                                        =======    =======

   Cash paid for income tax                                --         --
                                                        =======    =======

                                                             4

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1996 and the results of operations for the three-month and six month periods ended June 30, 1996 and 1995 and the cash flows for the same six-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


Note 2.  INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                                                      June 30,                        December 31,
                                                          1996                                1995
                                                        ------                              ------
        Raw Materials                                $   5,198                            $  4,608
        Work in Process                                    919                               1,014
        Finished Goods                                   2,344                               3,287
                                                        ------                              ------

                                                       $ 8,461                             $ 8,909
                                                        ======                               =====

Note 3.           LIQUIDITY

The Company's loan agreement with the United States National Bank of Oregon ("U.
S. Bank") has been renewed as of July 31, 1996 and is subject to a future review date of May 31,1997. The renewal includes an increase in the tangible net worth minimum covenant from $2.0 million to $2.5 million. Additionally, the debt leverage ratio maximum was increased from 4.5 to 5.5 for 1996 and 6.0 for 1997. During the quarter the Company has made use of a significant amount of liquidity as a result of funding additional needs for its October 1995 acquisition, Palm Springs Golf, Inc. Since acquisition the Company has invested $1.4 million to reposition Palm Springs Golf for the 1997 product year. The Company has taken the position of investing in the future by totally closing out all old products and shifting to totally new products for future growth and profitability. This has had a short term adverse effect on profitability for 1996 and requires additional funds for the transition to growth and profitability. In this effort the Company has strengthened its market position and created, through new product development, a multi-faceted line of golf clubs and golf bags unique to Palm Springs Golf, Inc. This will be the most innovative and expanded line of bags in the history of Palm Springs Golf. The new golf club line incorporates the latest features and technology including oversize woods and irons and titanium clubs. The line is totally new and is expected to be very strong in the marketplace. Additionally, the Company has added golf accessory and golf cart lines to Palm Springs' product offerings for 1997, thus creating a broad lines supplier. In support of this effort, Ajay has also upgraded its production capacity in its Mexicali plant for both club manufacturing and bag manufacturing. This will support the expected sales increases for the 1997 product year. To support the present transition to growth and profitability and to provide financing for its short and long-term needs, the Company is presently working on a plan to raise additional capital and debt. The Company anticipates additional funds will be available by the end of 1996.

Note 4.           BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter and six months ended June 30, 1996 (unaudited) are as follows (in thousands):
                                 Quarter Ended June 30, 1996
                            Furniture        Golf       Consolidated
                            ---------        ----       ------------
Net Sales                     $   763     $ 7,562            $ 8,325
Operating Profit/(Loss)            32         358                390
Total Assets                    2,096      18,234             20,330
Depreciation/Amortization          23          87                110
Capital Expenditures                1           5                  6

                                 Six Months Ended June 30, 1996
                             Furniture         Golf     Consolidated
                            ---------          ----     ------------
Net Sales                      $ 1,723      $12,864          $14,587
Operating Profit/(Loss)             62          265              327
Total Assets                     2,096       18,234           20,330
Depreciation/Amortization           54          175              229
Capital Expenditures                 9          152              161

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL  CONDITION  - At June 30,  1996 the  Company  had  working  capital of
$5,778,000 as compared with $6,324,000 at December 31, 1995. The ratio of current assets to current liabilities at June 30, 1996 was 1.5 to 1, compared to
1.7 at December 31, 1995. Working capital was primarily used to finance seasonal growth in accounts receivable.

At June 30, 1996 the Company had increased its short term borrowings by $2,007,000 since December 31, 1995. This was primarily due to the first quarter operating loss and seasonal increases in accounts receivable by $1,856,000 and other current assets by $264,000.

LIQUIDITY - At June 30, 1996 Ajay had $12,800,000 outstanding under its $13,500,000 loan agreement with U. S. Bank. The seasonal nature of the Company's sales creates fluctuating cash flow. With the October 1995 acquisition of Palm Springs Golf, Inc. the Company has undertaken an effort to discontinue existing products within Palm Springs Golf's lines and replaced them with all new product for 1997. This has had an adverse impact on Palm Springs Golf's earnings for 1996 and additional demands for working capital. The effort will result in a complete new line-up for golf clubs, golf bags, gloves and two additional lines not heretofore carried, those being golf accessories and golf carts. All of this is targeted to provide the off-course specialty golf shop market with one source purchasing. The off course golf specialty sporting goods market is believed to be four times the size of the mass market. The company has expanded its golf bag and golf club production facilities to accommodate anticipated additional volume for 1997. This effort has resulted in an increased cash need at Palm Springs Golf of $1.4 million. To provide for the additional short and long-term cash needs and to improve liquidity, the Company is exploring the need to raise additional capital and debt and anticipates a favorable conclusion to this effort by year end 1996.

RESULTS OF OPERATIONS - During the quarter ended June 30, 1996 the Company had net sales of $8,325,000, compared to $4,485,000 for the same period in 1995. The overall sales increase of 86% was a result of the two fourth quarter 1995 acquisitions and a 31% increase in sales on existing operations.

Gross profit for the three months ended June 30, 1996 was 20% of net sales, compared to 20% for the same period in 1995.

Selling, general and administrative expenses expressed as a percentage of sales were 15% for the second quarter of 1996, versus 16% for 1995.

Operating income for the second quarter of 1996 was $390,000 compared to operating income of $219,000 for the second quarter of 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Interest expense increased $86,000 in the second quarter of 1996 compared to the second quarter of 1995 as a result of higher debt to finance the needs of two 4th quarter acquisitions, offset by a lower rate that the Company paid on its bank lines in the second quarter of 1996 versus the same period of 1995.

As a result of the above, the net income for the second quarter ending June 30, 1996 was $51,000 compared to net income of $9,000 for the same period last year.

PART II.  OTHER INFORMATION



Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 23, 1996, the Company held its annual meeting of shareholders. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. All of the incumbent directors were re-elected.


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

               b)  Exhibit #27:   Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
       ------------------------
Its:   Corporate Secretary





By:    /s/Duane R. Stiverson
       ------------------------
Its:    Chief Financial Officer



Date:   August 12, 1996
       ------------------------