Form 10-K
period 1996-12-31
AJAY SPORTS INC
filed 1997-04-15
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K



     (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended December 31, 1996

                                          OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from_________to____________

                         Commission File Number 0-18204

                                AJAY SPORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


       Delaware                                                 39-1644025
------------------------------                                -----------------
  (State or other jurisdiction of                            (IRS Employer
   Incorporation or Organization)                          Identification No.)


       1501 E. Wisconsin Street
       Delavan, Wisconsin 53115                                (414) 728-5521
--------------------------------------                        -----------------
(Address of Principal Executive Offices           (Registrant'sTelephone Number,
 including Zip Code)                                   including Area Code)

             Securities Registered Pursuant to Section 12(b) of the Act:
                                        NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
            Units (each consisting of 5 shares of Common Stock and 2
                    Warrants) Common Stock Purchase Warrants
               Series C 10% Cumulative Convertible Preferred Stock

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

   The aggregate market value of the voting stock held by nonaffiliates as of April 7, 1997 was $1,598,711. The number of shares outstanding of the Registrant's $.01 par value common stock at April 7, 1997 was 23,274,039.

                         Documents Incorporated by Reference
     Portions of the Registrant's Proxy Statement for annual meeting to be held
           May 23, 1997 ("1997 Proxy Statement") have been incorporated by reference into Part III of this Form 10-K.

                               Ajay Sports, Inc.
                                     Index
                               December 31, 1996


PART I.                                                              Page

   Item 1.  Description of Business                                   4-8

   Item 2.  Description of Property                                   8-9

   Item 3.  Legal Proceedings                                           9

   Item 4   Submission of Matters to a Vote of Security Holders         9

PART II.

   Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters                                10-12

   Item 6.  Selected Financial Data                                    13

   Item 7.  Management's Discussion and Analysis                    14-16

   Item 8.  Financial Statements                               F-1 - F-19

   Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   16

PART III.

   Item 10  Directors and Executive Officers of the Registrant         17

   Item 11. Executive Compensation                                     17

   Item 12. Security Ownership of Certain Beneficial Owners and
                 Management                                            17

   Item 13. Certain Relationships and Related Transactions             17

PART IV.

   Item 14. Exhibits, Financial Statement Schedules, and Reports on
                 Form 10-K                                          18-21

SIGNATURE PAGE                                                         22

                                        PART I


Item 1.     Description of Business

General

   Ajay Sports, Inc. (the "Company") markets and distributes golf clubs, golf bags, golf accessories, hand-pulled golf carts and casual living furniture (such lines of business hereinafter collectively referred to as the "Sports Business" or "Sports"). The Company is presently one of the largest United States distributors of golf accessories, as well as one of the nation's largest manufacturers and distributors of golf bags and hand-pulled golf carts.

   The Company operates the mass market segment of its sports business through Ajay Leisure Products, Inc. ("Ajay") a wholly owned subsidiary. Leisure Life, Inc. ("Leisure Life"), another wholly owned operating subsidiary, manufactures and markets casual living furniture. Palm Springs Golf, Inc. ("Palm Springs"), another wholly owned operating subsidiary, manufactures and/or markets golf clubs, golf bags, golf gloves, accessories and carts for distribution to the off-course pro shop markets. All references to the Company include Ajay, Leisure Life and Palm Springs unless otherwise specified.

   Ajay's products primarily are sold nationwide to large retailers such as discount stores, department stores, catalog showrooms and other mass merchandise and sports specialty outlets. The products manufactured by the Company are sold primarily under the Spalding(R), Palm Springs(R), Pro Classic(R), Leisure Life(R), and Pro USA(R) brand names. Leisure Life's furniture products are sold through independent retailers, hardware store cooperatives and larger chains of home and garden stores. Palm Springs products are sold through off-course golf specialty shops.

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

Business Strategy

   The Company's strategy is to maintain and improve its position as a leading supplier of golf clubs, golf bags, golf carts, golf accessories and leisure indoor and outdoor furniture. The Company believes that the following competitive strengths contribute to its position as a market leader:

   Strong Brand Recognition. Spalding(R), Palm Springs(R), and Pro Classic(R), are highly recognized names in the golf accessory industry and the Company believes that many of its products hold strong market positions. The Company believes that its brand recognition and market position enhance the ability to sell products through various channels, including mass merchandisers and regional retailers. A significant portion of the Company's revenues result from the sale of products manufactured and sold pursuant to a license agreement with Spalding Sports Worldwide ("Spalding"). The Company has been selling golf bags, golf carts, golf gloves and a broad range of general sports accessories pursuant to this agreement, which expires June 30, 1998.

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

   The Company maintains a sourcing office in its largest foreign source markets to assure quality, reliability, new product ideas and a constant commercial interface.

   Tradition of Innovation. Throughout its history, the Company has maintained a tradition of new product development. A new cart line, new bag styles, new clubs, new furniture and other new product designs for 1997 are continuing examples of the Company's commitment in this area.


   Breadth of Product Lines. The Company offers a broad selection of golf clubs, golf bags, golf carts and golf accessories, and a growing list of outdoor and indoor furniture. Through its broad product lines, the Company offers mass merchants and regional retailers the ability to fulfill product demands and needs from a single source. The Company's product lines establish it as one of the nation's leading manufacturers of golf bags along with being a leader in the golf related accessories category. Its line of golf bags consist of over 50 models which vary by size, color, type of material and related features. The line of golf related accessories consists of mainly consumable items such as tees, gloves, head covers, practice balls, spikes, golf ball retrievers, umbrellas and golf training devices. The accessory category includes over 100 individual items.

   Golf carts, golf bags and related accessories historically account for approximately 96% of Ajay's gross sales. Golf clubs account for 65% of Palm Springs sales. Leisure Life's products consist 100% of indoor and outdoor leisure furniture.

Growth Opportunities

   The Company believes that its strong brand recognition, reputation for quality, tradition of innovation and breadth of product lines position it to take advantage of opportunities for future growth including:

   Increased Distribution. The Company's products traditionally were sold to customers through mass merchants and regional retailers. With the acquisition of certain assets of Palm Springs in October, 1995 the Company now has distribution through off-course golf specialty shops. Management believes that those who purchase golf products from mass merchants and regional retailers generally play golf at municipal and other public golf courses. Based on the increase in these types of courses in the last few years, management believes that this market segment will experience continued growth in the near future. The Company also believes that many of its principal competitors service substantially more accounts, primarily those of smaller stores. Accordingly, and particularly with the new distribution channel opened as a result of the Palm Springs Golf acquisition, the Company intends to focus on increasing its direct sales efforts to include smaller golf specialty stores where it has historically been under-represented, while continuing to maintain and build upon its position with mass merchandisers and regional retailers.

   New Product Development. The Company believes that it is important to increase its sales of products through design improvements and modifications to existing products as well as the development and introduction of new products. The Company has continued to introduce new and redesigned products to the market. The Company has also increased its emphasis in this area by devoting additional resources in equipment, people and effort.

   The Company is working on new products for sports, other than golf, that utilize the Company's existing manufacturing capabilities, specifically its cut and sew operations, and that may result in sales during the summer and fall to offset the seasonality of the golf lines. Management believes that it will be able to determine the market acceptance for these new products without incurring a significant amount of expense. As an example, Ajay is in the process of developing a line of sports-specific bag products, initially focusing on hunting/shooting.

   Leisure Life has introduced a new line of swing furniture for the 1997 sales year. This line is again less expensive than its previous line of swing furniture, featuring an improved frame and different canopies. It also plans to expand on the convertible combination bench/table product. Other planned new products include a line of leisure dining tables, storage shelving and book cases.

Sports Business

   Golf, which is the primary market for Ajay's and Palm Springs' business, continues to be a popular form of recreation. According to the National Golf Foundation ("NGF"), a trade association, there were 5.5% more rounds of golf played in 1995 than 1994. The pace of golf course development also continues to grow steadily. NGF reports that 442 golf courses were opened for play in 1996 compared to 468 in the record year of 1995.

   Licensing. A significant portion of Ajay's revenues result from the sale of products manufactured and sold pursuant to various agreements, the loss of which could have a material adverse effect on the Company's business.


   Ajay sells golf bags, hand-pulled golf carts and a broad range of general sports accessories through a license agreement with Spalding. The current agreement expires June 30, 1998. As consideration for this license, Ajay is required to pay royalties to Spalding based on a percentage of sales, subject to annual minimums of $550,000 for the years ended June 30, 1997 and 1998. Other conditions of the agreement require Ajay to expend 2% of sales under the agreement on advertising and related costs, with 1% remitted to Spalding. Ajay must also maintain a ratio of total current assets to total current liabilities on a monthly basis in excess of 1.0. Spalding has the right to terminate the license agreement in the event of any substantial change in the ownership, control, officers or management of Ajay. Approximately 69%, 67%, and 61% of Ajay's total sales related to products sold under the Spalding license agreement during the years ended December 31, 1996, 1995, and 1994, respectively.

   Manufacturing and Design. The preliminary production of Ajay's golf bags is undertaken at its Delavan, Wisconsin facility, where raw materials are fabricated in preparation for sewing and assembly at its Mexicali, Mexico facility. In addition, Ajay supplements in-house production through utilization of subcontractors to produce products according to its specifications. Final manufacturing, assembly and distribution occur at its facility located in Delavan, Wisconsin. Palm Springs' golf club components are designed and purchased by its California facility and assembled in its Mexicali, Mexico facility.

   Design features, such as color, decals, specialized components and decorative accessories often determine whether a golf product model is successful. In order to attract and retain consumers the Company updates and refines its designs on a continuous basis.

   The Company's lines of various accessory products are acquired primarily from foreign sources, principally from the Pacific Rim, and are prepackaged or repackaged for domestic distribution. The packaging designed by Ajay and Palm Springs highlights the various features of the products. Ajay's hand-pulled golf carts are manufactured in-house and overseas. The Company is not dependent upon any single source for any of its significant products.

   Marketing and Distribution. Ajay's product lines traditionally have been distributed primarily through discount stores, department stores, catalog stores and other mass merchandise outlets. The Company also sells through most major chain retailers and off-course golf specialty shops. The Company's largest customer is Wal-Mart, which accounted for approximately 29% of the Company's sales in 1996. The second largest customer accounted for 14% of the Company's sales. The loss of either of these accounts would have a material adverse effect on the Company's results. The Company believes its relationship with these customers is good.

   Except for certain major accounts, the majority of Ajay's accounts are serviced by manufacturers' representatives working on a commission basis. Ajay services its major accounts through a combination of manufacturers' representatives and its own in-house sales force. Palm Springs Golf services its customers through its in-house and regional sales staffs. The Company's management regularly consults with major customers to discuss merchandising plans and programs, anticipated needs and product development.

   The Company believes it has good name recognition in the industry and attempts to expand that recognition through participation in trade shows, advertising in trade publications and supplying literature and catalogs to the retail trade and consumers.

Leisure Furniture Business

   Demographic changes have driven a shift for the last ten years toward a casual living lifestyle. This is evidenced by the proliferation of decks, patios, and sun rooms. Americans are spending more time at home in a relaxed casual manner.

   Leisure furniture, used on porches, decks, patios, in sun rooms and yards has principally consisted of aluminum, resin, wrought iron and low to medium priced wood products. The designs of wood products have not been stylish nor particularly comfortable for seating. Leisure Life's "In Motion" furniture products, which feature contoured slings, adjustability and comfort, have been received favorably in the leisure furniture market.


   Leisure Life's furniture is constructed of a high grade pine which is pressure-treated and kiln-dried to prevent deterioration, warping, and bending and to withstand varying climate conditions. The seating products utilize a patented suspension seating system which permits simple adjustment to accommodate users of different heights and weights. This system also incorporates an ergonomically designed sling and deep cushion seating to provide lower back support. Management believes that its seating products are superior in comfort to any other leisure furniture product. The patented suspension system is used on swings, rocking chairs, stationary chairs, love seats, and couches.

   In addition to the seating products, Leisure Life also manufactures bar height dining tables with matching stools, cocktail and end tables, a bench, canopies, A-frames, potting tables, shelving and bookcases to comprise a coordinated line of leisure furniture. Management believes that a coordinated casual wood furniture line can be marketed for indoor as well as outdoor use.

   Manufacturing. The pressure treated pine purchased by Leisure Life is planed, cut, drilled, and sanded in the Baxter, Tennessee facility to form product components. A small portion of the wood pieces are purchased pre-manufactured. Fabric for pillows, cushions, slings and canopies are cut and sewn in-house and by third party subcontractors for final assembly in the Baxter, Tennessee facility. Furniture items are packaged in kits containing the wood frame pieces, slings, pillows, and necessary hardware, requiring the customer to assemble the final product.

   Marketing and Distribution. Initially, marketing focused on individual retailers of outdoor and unfinished furniture within a 300-mile radius of the manufacturing facility. Currently, Leisure Life supplies nearly 600 selected small dealers, several with multiple stores and has developed sales to regional chains. Leisure Life distributes through specialty stores, such as nurseries, hardware stores, pool and patio dealers, home centers and garden shops. Leisure Life services its accounts through its in-house sales force and commissioned sales representatives. Leisure Life has display trucks containing samples of its furniture line, which are used to attract more dealers. In addition, more national coverage is being developed through the use of commissioned manufacturer's representatives and through exhibits at trade shows targeted at hardware and nursery markets. The export market also shows a growing potential with current sales approaching 10% of total sales.

Inventories and Backlog

   Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders to be significant to its business. Because of rapid delivery requirements of its customers, the Company maintains significant quantities of finished goods inventories to provide acceptable service levels to its customers. Inventory turnover in mass market products is lower than for furniture and reflects maintenance of high service standards for its mass market customer base and the shorter manufacturing time cycle for furniture products.

   The Company's products tend to have varying degrees of seasonality. Shipments from February to May historically have been significantly higher than the rest of the year, due to the nature of the golf and furniture business. Management expects that the indoor leisure furniture line including shelving being developed will have higher shipments in the fall. To reflect the seasonality of the business, inventories will tend to be higher from November to May.

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

   Palm Springs Golf competes for specialty golf store retail space with over 50 competitors. Retail golf specialty stores carry many lines. The premium brands are represented by names such as Cobra, Callaway, Carsten and Taylor. Palm Springs offers a line of high quality and feature filled products which sell at moderate price levels and offer consumers high value to price ratios.


   Leisure Life has had limited but rapidly growing operations. At this time, Leisure Life, as compared to the large number of manufacturers of indoor and outdoor furniture, is not a significant competitor. In Leisure Life's niche market there are no dominant furniture manufacturers supplying, on a national basis, comparable cushioned, suspended sling back comfort products specifically targeted for porches, decks, patios, and sun rooms. There are small firms supplying on a regional basis. Management does not believe that there are any other similar wood furniture products that are adjustable. However, there is competition for display space in stores, along with competition from other wood, resin, aluminum, cushion, and plastic furniture products.

Raw Materials and Components

   Basic materials such as vinyl, nylon, steel and aluminum tubing, plastics and paint used in the golf product manufacturing and assembly process are purchased primarily from domestic sources. Many of the component parts such as golf head covers, graphite shafts, club heads, golf gloves, light weight carry golf bags and various other golf accessories are obtainable economically only from foreign suppliers and, therefore, are subject to changes in price as a result of fluctuations in foreign currencies against the U.S. dollar. Alternative sources for raw materials and component supplies are available and the Company anticipates no significant difficulty in obtaining raw materials or components, although some such purchases may be at increased prices.

   Leisure Life also purchases pressure treated pine, fabric, cushion stuffing, and miscellaneous hardware used in the manufacturing and assembly process from domestic sources. Alternative sources for raw materials are available and Leisure Life has not experienced difficulty in obtaining raw materials.

Patents

   Ajay, Leisure Life and Palm Springs own numerous patents and have proprietary knowledge relating to their product lines. Management does not believe that the loss of any of its patents would have a material adverse effect on its business.

Employees

   As of March 12, 1997, the Company had a total of 435 employees: 116 employees at the Delavan, Wisconsin facility, 240 employees at the Mexicali, Mexico facility, 55 employees at the Baxter, Tennessee facility and 24 at the Cathedral City, California facility. The Company considers its current relations with its employees to be good.

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

   Leisure Life owns its manufacturing, assembly, and warehouse facility in Baxter, Tennessee, which consists of approximately 40,000 square feet of manufacturing and warehousing space, located on 2.8 acres. The property carries a mortgage in the amount of $195,000.

   Palm Springs leases an administrative, assembly and warehouse facility in Cathedral City, California, which consists of approximately 17,000 square feet. The lease expires March 1, 2002.


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

                                       PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   The Company's Common Stock, Units, Warrants and Series C 10% Cumulative Convertible Preferred Stock are traded on the NASDAQ Stock Market's Small Cap Market. The following table sets forth the range of high and low bid quotations given quarterly by NASDAQ for the last two years. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                      BID                         ASK
                               High          Low           High       Low
COMMON STOCK
1995
First Quarter              $  .59        $  .38       $  .66      $  .44
Second Quarter             $  .75        $  .47       $  .78      $  .53
Third Quarter              $  .69        $  .56       $  .75      $  .59
Fourth Quarter             $  .63        $  .34       $  .66      $  .41

1996
First Quarter              $  .72        $  .38       $  .75      $  .44
Second Quarter             $  .69        $  .38       $  .75      $  .44
Third Quarter              $  .44        $  .31       $  .50      $  .38
Fourth Quarter             $  .38        $  .25       $  .44      $  .28


UNITS
1995
First Quarter                 $ 2.75        $ 2.00       $ 3.75      $ 2.75
Second Quarter                $ 3.75        $ 2.38       $ 4.63      $ 3.13
Third Quarter                 $ 4.00        $ 3.13       $ 4.50      $ 4.00
Fourth Quarter                $ 4.25        $ 2.00       $ 4.75      $ 2.75

1996
First Quarter                 $ 4.00        $ 1.88       $ 4.94      $ 2.75
Second Quarter                $ 3.50        $ 3.00       $ 4.50      $ 3.63
Third Quarter                 $ 3.00        $ 1.50       $ 4.00      $ 2.25
Fourth Quarter                $ 1.50        $ 1.00       $ 2.50      $ 2.00


WARRANTS
1995
First Quarter              $  .19        $  .13       $  .25      $  .19
Second Quarter             $  .28        $  .16       $  .31      $  .22
Third Quarter              $  .41        $  .19       $  .44      $  .25
Fourth Quarter             $  .22        $  .06       $  .25      $  .13

1996
First Quarter              $  .19        $  .06       $  .25      $  .13
Second Quarter             $  .19        $  .16       $  .25      $  .19
Third Quarter              $  .19        $  .06       $  .22      $  .13
Fourth Quarter             $  .09        $  .03       $  .13      $  .09

                                      BID                         ASK
                               High          Low           High       Low
SERIES C PREFERRED STOCK
1995
First Quarter                   NA           NA             NA         NA
Second Quarter                  NA           NA             NA         NA
Third Quarter                  $10.13       $ 9.00         $11.00     $ 9.50
Fourth Quarter                $  9.13       $ 5.88        $  9.50     $ 6.50

1996
First Quarter                 $  9.13       $ 6.25         $10.00     $ 7.00
Second Quarter                $  9.50       $ 7.50         $10.13     $ 8.00
Third Quarter                 $  8.00       $ 6.88        $  8.75     $ 7.13
Fourth Quarter                $  7.13       $ 6.00        $  7.75     $ 6.50

Holders

   The number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company's transfer agent, as of March 31, 1997 are as follows:

                                    Common Stock        397
                                    Preferred C          11
                                    Warrant A            51
                                    Warrant B             3

   The Company believes that it has at least an additional 1,400 beneficial owners of its common stock whose shares are held in "street" or "nominee" name.

Dividends

   Holders of shares of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available. The Company has not paid any dividends on its Common Stock and intends to retain future earnings to finance the development and expansion of its business. The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, limitation on distributions from Ajay to the Company and the financial condition of the Company. In addition, Ajay's bank loan agreement restricts Ajay from paying cash dividends.

   Holders of the Company's Series C Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of $1.00 per share. Dividends on the Series C preferred stock have been declared and paid through the year ended December 31, 1996. The Company's current bank lender has advised the Company that the bank contends that the Company is in technical default under its loan agreement, and the bank has restricted the funds available to the Company under the loan agreement. The Company has, therefore, dedicated all available funds to support continuing operations of the Company, until such time as a satisfactory loan facility is obtained. As a result, there are no funds available to pay the dividend at this time.

   The Company has declared the following Series C 10% Cumulative Convertible Preferred Stock dividends during the last two years:

   Declaration Date     Amount per Share  Record DatePayment Date


   09/25/95       $0.1825           10/03/95             10/25/95

   12/19/95       $0.2500           12/31/95             01/25/96

   02/29/96       $0.2500           03/29/96             04/25/96

   06/14/96       $0.2500           06/28/96             07/25/96

   09/19/96       $0.2500           09/30/96             10/25/96

   12/19/96       $0.2500           12/31/96             01/27/97

Item 6.          Selected Financial Data


Overview
                The following table presents summary historical consolidated financial data derived from audited financial statements of the Company (in thousands, except per share amounts).


                                          Year    Ended     December    31,
Statement of Operations:                1996   1995     1994     1993     1992
                                    -------- -------- -------- -------- ------
Net sales                           $24,341  $18,728  $12,899  $15,902  $21,014
Cost of sales                        20,759   15,291   12,291   14,172   17,156
                                     ------   ------   ------   ------   ------
Gross profit                          3,582    3,437      608    1,730    3,858
Selling, general and
   administrative expenses            5,067    3,247    2,747    2,834    2,896
                                    -------   ------   ------  -------   ------

Operating income (loss)              (1,485)     190   (2,139)  (1,104)     962
Nonoperating income (expense):
   Interest expense - net            (1,103)    (801)    (614)    (697)    (906)
Loss on write down of
   advances to affiliate                -        -        -       (123)     -
Gain (loss) on disposition of
   investment in affiliate, net         -        -        (38)       -      275

Other, net                             (38)      (41)    (289)       3       50
                                    -------   -------   ------   ------- -------

Income (loss) from operations before
   income taxes                     (2,626)     (652)  (3,080)   (1,921)    381
                                     ------    ------   ------    ------  ------

Income tax expense (benefit)          (893)     (208)      -         -      -
                                    -------   -------  -------   -------  ------

Net income (loss)                  $(1,733) $   (444)  $(3,080)  $(1,921)  $381
                                     ======    ======    ======    ======  ====

Net income (loss) per common share $  (.09) $   (.03)  $  (.27)  $ ( .24)$  .02
                                      ======== ======  ========   ====== ======

Weighted average common and
   common stock equivalent
   shares outstanding                23,242    22,722    12,218    8,812  8,457
                                     ======    ======    ======  ======= =======

Cash dividends per common share         -        -        -        -        -

                                                                    December 31,

Balance sheet data:                1996       1995      1994       1993          1992
                              ---------   --------    ---------  ----------     ----------
Working capital               $  3,348    $  6,323    $    593   $   903        $  2,754
Total assets                  $ 18,495    $ 18,486    $  9,365   $ 10,507       $ 12,783
Long term debt                $  5,196    $  5,111    $    121        -               -


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

   Until October 1993, the Company was controlled, in part, by Roadmaster and Equitex. TICO, an entity controlled by Thomas W. Itin, the Chairman and President of the Company, obtained control from Roadmaster and Equitex in October 1993. Since that date, Mr. Itin obtained a new credit facility from an affiliate, brought in new management with experience in "turnaround" situations, and provided additional capital through various affiliated entities. Management, through the capital it has provided and the efforts it has expended, is committed to reversing the losses that occurred during the period 1993 through 1996 and improving the financial condition of the Company.

Results of Operations

   In 1996 the Company's net sales were $24.3 million, an increase of $5.6 million, or 30% compared to 1995. The overall sales increase occurred in both the golf and furniture product lines and with respect to both major and secondary customer categories. Sales of golf products increased by $1.2 million in the mass market and $2.9 million in the golf specialty store market. The specialty market increase was due to a full year of ownership of Palm Springs Golf, Inc., acquired in October 1995. The mass market sales increase was due to increased sales to the second largest customer as a result of the purchase of a golf line of business from Korex Corporation in October 1995. Sales of furniture products increased $1.3 million, or 93%. The furniture business began in August 1994 and contributed $140,000 of sales in that short year. During 1996, the Company found it financially difficult to integrate the newly acquired (10/95) Palm Springs Golf, Inc. business. During this first full year of operations, the pre-tax loss for Palm Springs was $1.5 million. This resulted from a lack of new product for the 1996 year, a full year of closing out old products, reorganizing and restructuring the business, relocating production and administration, development of totally new golf club and bag products and additions of golf accessory and golf cart lines and deploying a regional sales organization in both Canada and the United States. The turnaround of Palm Springs is much deeper than originally expected, but management believes these efforts will continue to reposition Palm Springs for a return to market competitiveness and profitability in 1998.

   The Leisure Life business continues to grow at a rapid pace. This was a startup business acquired in August 1994. During its first full year, 1995, it had sales of $1.4 million and grew to $2.7 million in 1996. Corresponding pre-tax losses were $742,000 and $393,000. Management expects this business segment to emerge to profitability in 1997 as sales continue to grow. First quarter sales for 1997 are nearly doubled from $961,000 in 1996 to $1,900,000 in 1997.

   Ajay Leisure's mass market golf and billiards business continued its growth with a 7.5% sales increase during 1996. Although sales increased, mass market sales were reduced by: a very late spring, (estimated effect on sales $600,000), three customers exiting the golf category ($600,000 sales lost), reduced closeout sales ($500,000) due to better inventory management and sale of the billiards business line in October 1996 ($150,000). Offsetting the above declines was the acquisition of product lines from a former competitor, Korex Corporation, in October 1995. This contributed approximately $2.5 million of additional sales. Ajay has undertaken steps to continue to improve results in its 1997 sales programs.

   Operating loss for the Company was $1,485,000 in 1996, a decrease of $1.7 million compared to an operating profit of $190,000 in 1995. The $1.7 million turnaround in operating profit resulted from integrating the newly acquired Palm Springs Golf, Inc. and the newly acquired golf product line from Korex Corporation in October 1995 . The Palm Springs acquisition was a much deeper turnaround effort than initially anticipated. This factor contributed operating losses of $1.1 million and diluted management focus and vital operating and financial resources from the Company's other business areas, resulting in operating inefficiencies and higher costs of production. It is believed that this phase is substantially completed.

   Selling, general and administrative expenses were $5.1 million, $3.2 million and $2.7 million representing 20.8%,17.3% and 21.3% of sales in 1996, 1995 and 1994 respectively. The 1996 results reflect the acquisition of Palm Springs Golf, which contributed $1,400,000 and 32.2% of related sales to selling, general and administrative expenses. Without Palm Springs, the Company's selling, general and administrative expenses are 18.3% of sales.


Interest expense was $1,103,000 for 1996, an increase of $301,000, or 38% compared to interest expense of $802,000 in 1995. The increase in interest expense in 1996 was a result of more debt to finance working capital, fund Palm Springs' losses and to finance the acquisitions of certain assets of Korex Corp. and Palm Springs Golf, Co. Inc..

  The Company had no income tax liability for the period 1993 - 1996.

Financial Condition

   At December 31, 1996 the Company had working capital of $3,348,000, compared with $6,324,000 at December 31, 1995. This $3.0 million decrease reflects losses from operations primarily related to its acquisition and subsequent turnaround efforts relative to Palm Springs Golf. The ratio of current assets to current liabilities at December 31, 1996 was 1.3, a decrease of .4 from the December 31, 1995 current ratio of 1.7.

   Inventories at December 31, 1996 were $7,957,000 compared to $8,909,000 at December 31, 1995. Trade accounts receivable were $5,274,000 at December 31, 1996 compared to $5,196,000 at December 31, 1995. The decrease in inventories was due to inventory control and reduction at Ajay Leisure.

   Net machinery and equipment at December 31, 1996 and 1995 were $1,822,000 and $1,888,000, respectively. The decrease reflects depreciation in excess of capital expenditures and minor asset disposals.

Capital Resources

   The Company expended $276,000 in 1996 for capital expenditures, which was used principally for building and equipment improvements and moving club manufacturing to Mexico. The Company's capital expenditures for 1995 were $236,000 which was used principally for construction of additional factory space for Leisure Life and tooling new products.

Liquidity

   Cash flow from operations was negative by $598,000, reflecting the effect from a $1.5 million net loss and a partial offset from increased trade payables. Financing of the negative cash flow came from increased bank loans and loans from affiliated parties.

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


     The adverse operating results of Palm Springs Golf subsequent to its acquisition has used approximately $2.0 million of the Company's liquidity. This has resulted in the Company's current bank lender advising the Company that the bank contends that the Company is in technical default under its loan agreement and the bank has restricted the funds available to Ajay under the agreement. Ajay had been operating up until February 12,1997 on a revolver limit of $8.5 million. On February 12, the line was reduced to a $7.0 million maximum facility. The Company did and has continued to make all interest payments on time and has operated within the limit amounts contained in the old and new facility lines, although restrictions during February and March curtailed operating capability and reduced sales and profitability opportunities otherwise available. This constriction has forced the Company to rely on extended credit terms from its venders and additional funds from affiliated parties. On April 14, the bank agreed to waive the existing default and restructure the line to its former $8.5 million limit although requiring a $500,000 term loan payment in June and contains less favorable formula borrowing rates and an increased interest rate. The restructured facility will terminate on June 30, 1997. The increase in the line will provide the liquidity the Company needs during the second quarter.

     In order to find a more permanent solution to easing the liquidity situation, the Company has been seeking alternative financing. The Company has worked with banks and other lending institutions in seeking sufficient asset based financing to cover its needs through 1998. The company believes that it will be able to put new financing in place by June 30, 1997.

   On July 25, 1995 the Company entered into a Revolving Loan Agreement with United States National Bank of Oregon ("U.S. Bank") for a credit facility of up to $8,500,000, replacing a Loan Agreement with an affiliate, Williams Controls, Inc. ("Williams"). All of the Company's subsidiaries and Williams have guaranteed payment of this credit facility and the Company and its subsidiaries have pledged their inventory and receivables as collateral. The Revolving Loan is evidenced by demand notes, requires monthly interest only payments at the prime rate of U. S. Bank (currently 8.50%) plus a loan guaranty fee of 0.5% payable to Williams Controls, Inc. and matures on June 30, 1997. On October 2, 1995 the Company and U.S. Bank agreed to modifications to the Revolving Loan Agreement increasing the credit facility from $8,500,000 to $13,500,000 in order to accommodate two proposed acquisitions. The Company was allowed to borrow up to $8,500,000 against 80% of eligible accounts receivable and 50% of eligible inventory and up to an additional $5,000,000 through its 2-year bulge loan facility. The increased facility provided the Company the funds necessary to acquire certain assets of both Korex Corporation ("Korex") and Palm Springs Golf Company, Inc. in early October, 1995. Through a waiver and modification, the Company is required to maintain a minimum tangible net worth of $2,500,000 and a ratio of liabilities to tangible net worth of not greater than 6.0 to 1.

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

   On July 26, 1995 the Company's Registration Statement filed in connection with an offering of 325,000 shares of Series C 10% Cumulative Convertible Preferred Stock and 325,000 Warrants was declared effective. This offering generated $2.8 million of net proceeds to the Company. The Series C Preferred Stock is convertible into shares of the Company's Common Stock at a conversion price of $0.6875. Cumulative dividends are payable on the Series C Preferred Stock at $1.00 per share annually. The Warrants are redeemable by the Company at $.05 per Warrant under certain conditions. The terms of these Warrants are identical to the Company's publicly-held Warrants to purchase Common Stock. The Company used the $2.8 million net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.


Item 8.     Financial Statements
   Financial statements are attached hereto following Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      PART III



Item 10.    Directors and Executive Officers of the registrant

   The applicable information set forth in the Registrant's 1997 Proxy Statement is incorporated herein by reference.

Item 11.     Executive Compensation

   The applicable information set forth in the Registrant's 1997 Proxy Statement is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

   The applicable information set forth in the Registrant's 1997 Proxy Statement is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions

   The applicable information set forth in the Registrant's 1997 Proxy Statement is incorporated herein by reference.

                                       PART IV



Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 10-K

(a)  1.Financial Statements:

        Ajay Sports, Inc. and Subsidiaries
        Consolidated Financial Statements of Ajay
        Sports, Inc. and Subsidiaries:

        Reports of Independent Accountants

        Consolidated Balance Sheets - December 31, 1996
        and 1995

        Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Stockholders' Equity Years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

        Notes to Financial Statements

   2. Financial Statement Schedules:

       Ajay Sports, Inc. and Subsidiaries:

       Schedule VIII - Valuation and Qualifying Accounts - Years ended December 31, 1996, 1995 and 1994

   3. Exhibits required by Item 601 of Regulation S-K

        The following exhibits designated with a "+" symbol represent the Company's Management Contracts or Compensatory Plans or arrangements for executive officers:

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

                                       PART IV
                                      CONTINUED


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

      Exhibit 10.5 Williams/Ajay Loan and Joint Venture Implementation Agreement dated May 6, 1994 as amended by Letter Agreement dated April 3, 1995 (7)

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

                                       PART IV

                                      CONTINUED


      Exhibit 10.11 Revolving Loan Agreement dated July 25, 1995
        Between Ajay Sports, Inc. and United States National Bank of Oregon, including Guaranties, Security Agreements, and Other
        Loan Documents   (8)

      Exhibit 10.12 First Amendment to the July 25, 1995 Revolving Loan Agreement dated October 2, 1995, including amendment to Bulge Loan Note, Supplement to Guaranty and Amendment to Revolving Loan Note (9)

      Exhibit 21.0  List of Subsidiaries

      Exhibit 23.0  Consent of Independent Accountants

      Exhibit 27.0  Financial Data Schedule

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

                                       PART IV

                                      CONTINUED


(b)  Reports on Form 8-K

      During the last quarter of the 1996 fiscal year, the Company filed one report on Form 8-K.



   Date of
   Report     Subject

   11/11/96 Item 5, Other Events - Extension of the common stock purchase warrants to June 30, 1997.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ajay Sports, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in West Bloomfield, Michigan on the 9th day of April, 1997.

                                 AJAY SPORTS, INC.



                                                       By: \s\Thomas W. Itin
                                                            ------------------
                                                       Thomas W. Itin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.

SIGNATURES                    TITLE                                       DATE



\s\Thomas W. Itin             Director                           April  9, 1997
-----------------             and Principal
Thomas W. Itin                Executive Officer



\s\Duane R. Stiverson         Chief Financial                    April  9, 1997
----------------------
Duane R. Stiverson            Officer and
                              Principal Accounting
                              Officer


\s\Robert R. Hebard           Director                           April  9, 1997
-------------------
Robert R. Hebard



\s\Anthony B. Cashen          Director                           April  9, 1997
--------------------
Anthony B. Cashen



\s\ Clarence H. Yahn          Director                           April  9, 1997
----------------------
Clarence H. Yahn



\s\ Robert D. Newman          Director                           April  9, 1997
--------------------
Robert D. Newman

                                         F-





                           INDEPENDENT AUDITOR'S REPORT







Board of Directors
Ajay Sports, Inc. and Subsidiaries


      We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the related consolidated financial statement schedules listed in the index in Item 14 of this Form 10-K for each of the three years in the period ended December 31, 1996. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

      In our opinion, the financial statements and financial statement schedules referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






\s\Hirsch & Silberstein, P. C.
Hirsch & Silberstein, P.C.

Farmington Hills, Michigan
April 14, 1997

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        as of December 31, 1996 and 1995
                      (in thousands, except share amounts)

                                                      December 31, December 31,
                                                         1996         1995
                                                      -----------  -----------
ASSETS

Current assets:
    Cash                                            $         64 $        362
    Accounts receivable, net of allowance
      of $140 and $287, respectively                       5,274        5,196
    Inventories                                            7,957        8,909
    Prepaid expenses and other                               362          365
    Deferred tax benefit                                     363          102
                                                      -----------  -----------

         Total current assets                             14,020       14,934

Fixed assets, net                                          1,822        1,888
Other assets                                                 320          236
Deferred tax benefit                                         756          106
Goodwill                                                   1,709        1,322
                                                      -----------  -----------

         Total assets                               $     18,627 $     18,486
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to affiliates                     $        885 $         -0-
    Notes payable to banks                                 6,104        5,793
    Current portion of capital lease                           9            6
    Accounts payable                                       3,107        2,181
    Accrued expenses                                         567          631
                                                      -----------  -----------

         Total current liabilities                        10,672        8,611

Notes payable - long term                                  5,213        5,111

Stockholders' equity:
  Preferred stock - 10,000,000 shares authorized
   Series B, $0.01 par value, 12,500
     shares outstanding at liquidation value               1,250        1,250
   Series C, $10.00 par value, 296,170
     and 313,790 shares outstanding at
     stated value, respectively                            2,962        3,138
   Common stock, $0.01 par value, 100,000,000
     shares authorized, 23,274,039 and
     23,337,746 shares outstanding, respectively             233          234
     Additional paid-in capital                            9,313        9,123
     Accumulated deficit                                 (11,016)      (8,981)
                                                      -----------  -----------

         Total stockholders' equity                        2,742        4,764
                                                      -----------  -----------

Total liabilities and stockholders' equity          $     18,627 $     18,486
                                                      ===========  ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              for the years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)

                                                        Year Ended
                                         --------------------------------------
                                         December 31,  December 31, December 31,
                                            1996         1995          1994
                                           -----------   ----------   ----------
Operating data:
    Net sales                            $    24,341  $    18,728  $     12,899
    Cost of sales                             20,759       15,291        12,291
                                          -----------   ----------   -----------
      Gross profit                             3,582        3,437           608
    Selling, general and
     administrative expenses                   5,067        3,247         2,747
                                          -----------   ----------   -----------

    Operating income (loss)                   (1,485)         190        (2,139)
                                          -----------   ----------   -----------

Nonoperating income (expense):
    Interest expense - net                    (1,103)        (801)         (614)
    Gain (loss) on disposition of investment      -0-          -0-          (38)
    Other, net                                   (38)         (41)         (289)
                                          -----------   ----------   -----------

                                              (1,141)        (842)         (941)
                                          -----------   ----------   -----------

Income (loss) before income taxes             (2,626)        (652)       (3,080)

Income tax expense (benefit)                    (893)        (208)           -0-
                                          -----------   ----------   -----------

Net loss                                $     (1,733) $      (444) $     (3,080)
                                          ===========   ==========   ===========

Net loss per share                      $       (0.09) $     (0.03) $     (0.27)
                                           ===========   ==========  ===========

Weighted average common and common stock
    equivalent shares outstanding              23,242       22,722       12,218
                                           ===========   ==========  ===========






















     The accompanying notes are an integral part of the consolidated financial statements.

                                       AJAY SPORTS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
                               (in thousands, except shares)


                                  Preferred Stock      Common Stock     Add'l                    Total
                                  ---------------   ------------------  Paid-In    Accum     Stockholders'
                                  Shares  Amount    Shares     Amount   Capital   (Deficit)     Equity
                                  ------- ------    --------    ------  ---------- -------     ------------
Balance at January 1, 1994        29,500  $ 2,950   8,824,773   $ 88    $ 4,246  $ (5,321)    $  1,963
Common stock issued to fund
  acquisition                        -         -    1,500,000     15        685       -            700

Common stock issued in lieu of
  wages to officer                   -         -      150,000      2         50       -             52
Preferred stock converted into
  common stock                   (17,000)  (1,700)  5,000,040     50      1,650       -              -

Common stock issued to
  affiliate to reduce debt           -         -    4,117,647     41      1,359       -          1,400

Common stock sold to affiliate-      -         -    2,941,177     29        971       -          1,000

Net loss                             -         -        -        -        -      (3,080)        (3,080)
                                  -------   ------ ---------- ------ ---------- -------       ---------
Balances at December 31,1994      12,500    1,250  22,533,637    225      8,961  (8,401)          2,035

Common stock issued to ESOP          -         -       12,000     -           4      -                4

Stock issued to fund acquisition     -         -      895,054      9        572      -              581

Common stock issued to affiliate
  for acquisition services           -         -      100,000      1         37      -               38

Common stock issued in lieu of
  wages to officer                   -         -       34,000      1          9      -               10

Preferred stock public offering  325,000    3,250         -        -       (386)     -            2,864

Preferred stock converted into
  common stock                   (11,210)    (112)    163,055      2        110      -                            -

Common shares received as
  an acquisition cost adjustment    -          -     (400,000)    (4)      (184)     -           (188)

Dividends                           -          -          -        -        -      (136)         (136)

Net loss                            -          -          -        -        -      (444)         (444)
                                -------     ------ ---------- ------ ----------  -------  ------------
Balances at December 31, 1995    326,290    4,388  23,337,746    234      9,123  (8,981)        4,764

Common shares received as an
  acquisition incentive adjustent   -          -     (350,000)    (3)         4     -              -

Preferred stock converted into
  common stock                   (17,620)    (176)    256,293      2        174     -              -

Stock option exercise               -          -       30,000      -         12     -              12

Dividends                           -          -          -        -        -      (301)         (301)

Net loss                            -          -          -        -        -    (1,733)       (1,733)
                                -------    ------  ----------  ----- ---------- -------  ------------
Balances at December 31, 1996    308,670   $4,212  23,274,039  $ 233  $   9,313 $(11,015    $    2,742
                                 =======   ======  ========== ====== ========== =======   ============

    The accompanying notes are an integral part of the consolidated financial statements

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                               1996      1995       1994
                                                           ---------  --------   --------
Cash flows from operating activities:

    Net loss                                            $   (1,733)$    (444) $  (3,080)
    Adjustments to reconcile to net cash flows
     from operating activities:
    Loss on sale of assets                                        6        -0-       162
    Depreciation and amortization                               366       219        129
    Stock issued to officer and employees                        -0-       -0-        52
    (Increase) decrease in accounts receivable, net             (78)   (3,496)       299
    (Increase) decrease in inventories                          952    (3,123)     1,662
    (Increase) in deferred tax benefits                        (911)     (208)        -0-
    (Increase) decrease in prepaid expenses                       3      (154)      (112)
    (Increase) decrease in other assets                         (84)      (66)        22
    Increase (decrease) in accounts payable                     945       852     (1,530)
    Increase (decrease) in accrued expenses                     (64)      141         18
    (Decrease) in due to affiliates                              -0-       -0-      (240)
                                                           ---------  --------   --------

      Net cash provided by (used in) operating activities      (598)   (6,279)    (2,618)
                                                           ---------  --------   --------

Cash flows from investing activities:

    Acquisitions of property plant and equipment               (276)     (787)      (115)
    Goodwill associated with acquisitions                      (387)   (1,329)        -0-
    Proceeds from sale of equipment                              -0-        5          4
    Disposal of equipment                                       (29)       -0-        -0-
    Proceeds from sale of investment                             -0-       -0-        86
                                                           ---------  --------   --------

      Net cash (used in) investing activities                  (692)   (2,111)       (25)
                                                           ---------  --------   --------

Cash flows from financing activities:
    Cash acquired in acquisitions                                -0-       -0-         2
    Proceeds from issuance of notes payable to affiliates       885        -0-     6,770
    Net increase (decrease) in bank notes payable               396    10,777     (5,026)
    Payments on notes payable - affiliate                        -0-   (5,369)        -0-
    Dividends paid                                             (301)      (58)        -0-
    Proceeds from preferred stock offering,
       net of related costs                                      -0-    2,864         -0-
    Stock issued in acquisitions                                 -0-      433         -0-
    Proceeds from private placements, net of related costs       -0-       -0-     1,000
    Stock options exercised                                      12        -0-        -0-
                                                           ---------  --------   --------

      Net cash provided by financing activities                 992     8,647      2,746
                                                           --------  --------   --------

Net increase (decrease) in cash                                (298)      257        103

Cash at beginning of period                                     362       105          2
                                                          ---------  --------    --------

Cash at end of period                                    $       64  $    362  $     105
                                                           =========  ========   ========



     The accompanying notes are an integral part of the consolidated financial statements.

                      AJAY SPORTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.    SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its wholly-owned operating company subsidiaries, Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure"), and Palm Springs Golf, Inc. ("Palm Springs"), collectively referred to herein as the "Company". The inventories and fixed assets purchased from Korex Corporation on October 2, 1995 have been merged with Ajay Leisure Products, Inc. All significant intercompany balances and transactions have been eliminated.

     INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

     FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation of $864,000 and $545,000 as of December 31, 1996 and 1995 respectively. Fixed assets of the Company consist primarily of machinery and equipment, office equipment, and a building. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from four to thirty-nine years.

     GOODWILL - The Company has recorded goodwill as a result of the acquisitions of Palm Springs and Korex. The goodwill is being amortized over forty years. Amortization expense related to the goodwill was $35,732 for the year ended December 31, 1996.

     OTHER ASSETS - Other assets at December 31, 1996 consists of patents and trademarks held and applied for by Leisure Life and Palm Springs (See Note
     8c) and a receivable from Korex at Ajay Leisure. Other assets at December 31, 1995 consists of patents and trademarks held and applied for by Leisure Life and Palm Springs.

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




2.    RELATED PARTY TRANSACTIONS

      The Company's related parties include the following:

      Roadmaster Industries, Inc. ("Roadmaster") - Prior to June 1989, all the Company's common stock was owned by Roadmaster and the companies had common investors. Roadmaster owned all of the Company's preferred stock prior to the consummation of the Exchange Agreement (described in Note 2
      (a) ).

      Equitex, Inc. ("Equitex") - Prior to the consummation of the Exchange Agreement, Equitex owned 189,000 shares of the Company's common stock and 1,100,000 warrants to purchase additional common stock. Additionally, prior to and at the time of executing the Exchange Agreement, the chairman of Roadmaster was the president of Equitex.

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

      Enercorp, Inc. - ("Enercorp") is a business development company engaged in the business of investing in and providing managerial assistance to developing companies. The Company's president, chief executive officer, chairman and principal shareholder is a major shareholder in Enercorp. Enercorp acquired 1,764,706 common shares on October 3, 1994. In 1995
      Enercorp acquired 2,000 shares of series C preferred stock. In 1995 Enercorp also received 100,000 shares of common stock for services rendered in connection with the Palm Springs acquisition.

     Williams Controls, Inc. - ("Williams") - Williams has the same chairman as the Company, which individual is a major shareholder of each company.

      (a)   Exchange Agreement

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

            Based upon completion of the Exchange Agreement in 1994 and refinancing of debt obligations, the Board of Directors of the Company approved a plan to, at the option of TICO or its assigns, convert the value of instruments transferred to TICO under the Exchange Agreement, in whole or in part, into Preferred Stock, which could be converted to Common Stock of the Company at a price $.34 per share. On October 3, 1994 the Company created a new class of Series B 8% Cumulative Convertible Preferred Stock and allowed for its exchange, on a share-for-share basis, with the Company's Series A Preferred Stock. On that same day, TICO notified the Company that it wished to exchange the 29,500 shares of Series A Preferred Stock for 29,500 shares of the newly issued Series B Preferred Stock, as was permitted under the Certificate of Designations of Rights and Preferences of the Series B Preferred Stock. On that same day, TICO notified the Company that it wished to convert 17,000 shares of its Series B Preferred Stock for 5,040,000 shares of the Common Stock of the Company, as the Series B Preferred Stock allows for a conversion rate of 1 share of Series B Preferred Stock for 294.12 shares of the Company's Common Stock.

      (b)   Other

            In 1994, Equitex earned a fee of $40,000 as a result of the extension of the revolving credit facility with the bank. As part of the Exchange Agreement this amount was transferred to TICO and paid in June, 1994.

            First Equity established a letter of credit on behalf of the Company in December, 1993, which was amended during 1994, totaling $271,200. This letter was established to purchase inventory. In addition, First Equity advanced the Company $250,000 during January, 1994 which was repaid in June, 1994.

            The Company has agreed to pay Williams 0.5% per annum of the outstanding U. S. Bank revolving loan balances on a quarterly basis in consideration for providing its guarantee of the revolving loan. This fee was $60,411 for the year ended December 31, 1996 and $18,083 for the year ended December 31, 1995.

            The Company's interest expense for Williams was $448,000 for the year ended December 31, 1995.

            In 1995 the Company issued  Enercorp  100,000 shares of common stock
            for  services   rendered  in   connection   with  the  Palm  Springs
            acquisition.

            During 1996 the Company borrowed from affiliated parties by issuing subordinated notes. As of 12/31/96, the Company owed $885,000 to the following affiliated parties:

                      First Equity Corporation, Joseph Giuffre (Former Chairman
of Palm Springs), Tony                                   Cashen (Company
Director), Enercorp, Clarence Yahn (Company Director).


3.    INVENTORIES

            Inventories consist of the following (in thousands):

                                      December 31,
                                      1996    1995

         Raw materials             $4,153   $4,608
         Work-in-progress             995    1,014
         Finished goods             2,809    3,287
                                    -----   ------

                  Total            $7,957   $8,909
                                    =====    =====


4.  INVESTMENT IN AND ADVANCES TO AFFILIATES

         A former officer of the Company is an officer of MacGregor, and MacGregor and the Company have common investors. During the year ended December 31, 1994 the Company sold its remaining 125,106 shares of MacGregor for $69,000, resulting in a loss of $38,000.

5.  DEBT

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

          The Williams loan was paid on July 25, 1995, when the Company entered into a Revolving Loan Agreement with United States National Bank of Oregon ("U. S. Bank") for a credit facility of up to $8,500,000. All of the Company's subsidiaries and Williams guaranteed payment of this credit facility and the Company and its subsidiaries pledged their inventory and receivables as collateral. The Revolving Loan is evidenced by demand notes, requires monthly interest only payments at the prime rate of U. S. Bank (currently 8.50% as of March 26, 1997) and will be reviewed on June 30, 1997. On October 2, 1995 the Company and U. S. Bank agreed to modifications to the Revolving Loan Agreement increasing the credit facility from $8,500,000 to $13,500,000. The Company was permitted to borrow up to $8,500,000 against 80% of eligible accounts receivable and 50% of eligible inventory and up to an additional $5,000,000 through its 2-year bulge loan facility. The increased facility provided the Company the funds necessary to acquire certain assets of both Korex Corporation and Palm Springs Golf Company, Inc. in early October, 1995. The Company is required to maintain a minimum tangible net worth of $2,500,000 and a debt leverage ratio of not greater than 6.0 to 1. The adverse operating results of Palm Springs Golf subsequent to its acquisition has used approximately $2.0 million of the Company's liquidity. This resulted in U. S. Bank advising the Company that the Company was in noncompliance with certain covenants under its loan agreement and the bank restricted the funds available to Ajay under the agreement. Ajay operated until February 12, 1997 on a revolver limit of $8.5 million. On February 12, 1997 U. S. Bank reduced the line to a $7.0 million maximum facility. The Company has continued to make all interest payments on time and has operated within the limit amounts contained in the old and new facility lines. This caused the Company to rely on extended credit terms from its venders and additional funds from affiliated parties. On April 14, 1997 U. S. Bank agreed to waive the existing default and restructure the line to its former $8.5 million limit although requiring a $500,000 term loan payment in June, less favorable formula borrowing rates and an increased interest rate. The restructured facility will terminate by June 30, 1997.

          The Company has worked with banks and other lending institutions in seeking sufficient asset based financing to cover its needs through 1998. The Company believes that it will be able to put new financing in place by June 30, 1997.


          The Company has agreed to pay Williams 0.5% per annum of the outstanding Revolving Loan balance on a quarterly basis in consideration for providing its guarantee of the Revolving Loan. Guarantee fees paid Williams were $60,411 in 1996 and $18,083 in 1995.

         The Company's U. S. Bank borrowings consisted of the following:

                                                  December 31,
                                            1996                 1995
    Revolving credit facility:
      Balance                        $11,103,844                 $10,792,706
      Interest rate                         8.25%                       8.25%
      Unused amount of facility       $2,396,156                 $ 2,707,294
      Average amount outstanding
        during the period             11,059,660                 $ 9,758,991
Weighted average interest
        rate                                8.25%                       8.72%
      Maximum amount outstanding
        during the period             13,481,108                 $10,936,687


         Outstanding commercial letters of credit totaled approximately $322,000 and $717,000 at December 31, 1996 and 1995 respectively.

         Other 12/31/96 borrowings consist of $885,000 from affiliated parties and a $195,609 real estate loan.

         Debt payments are as scheduled (in thousands):

                        1997             $16,580
                        1998                  22
                        1999                  22
                        2000                  22
                        2001                 172
                        2002 and thereafter    -

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

6.  INCOME TAXES

         As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992. There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.

         The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):

                                        Year   Ended   December 31,

                                          1996      1995       1994
                                         -----     ------    ------
    Statutory tax expense
      (benefit) at 34%                  $ (893)    $(208)   $(1,047)
    Utilization of net
      operating loss
      carry forward                          -         -          -
    Loss producing no current
      tax benefit                          896        208      1,047
                                         -----      -----    -------
                                      $    -      $    -     $     -
                                      ========    =======   =========


    The components of the net deferred tax asset/liability were as follows (in thousands):

                                                    December 31,
                                                  1996       1995
    Deferred tax asset,
     principally accrued
     expenses, reserves
     and loss carry forwards                      $ 3,274    $2,339
    Deferred tax liability,
      principally depreciation and amortization      (107)     (83)
    Valuation allowance                            (2,048)  (2,048)
                                                   ------    ------
   Net                                           $  1,119  $   208
                                                   ======   =======

            The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $987,000 of deferred tax assets will be realized. The remaining valuation allowance of $2,048,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

            The Company had net operating loss carry forwards for Federal tax purposes of approximately $8,501,000 at December 31, 1996, which expire in varying amounts in the years 2006 through 2011. Operating loss carry forwards totaling $304,000, $4,735,000, $1,244,000 and $1,752,000 are available to offset future state taxable income of Sports, Ajay, Leisure Life and Palm Springs respectively, which expire in varying amounts in the years 2006 through 2011. Future changes in ownership as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

7.  STOCKHOLDERS' EQUITY

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

                  Cumulative  dividends  are  payable on the Series C  Preferred
            Stock at any time through December 31, 1997 at an annual rate of $1.00 per share. The Warrants are redeemable by the Company at $0.5 per Warrant under certain conditions. The terms of these Warrants are identical to the Company's publicly-held Warrants to purchase Common Stock. The Company used the $2.8 million of net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.

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

                  Dividends on the Series C 10% Cumulative Convertible Preferred
            Stock have been paid through the fourth quarter of 1996. The dividend for the first quarter ended March 31, 1997 has not been declared. The Company has dedicated all available funds to support continuing operations of the Company until a new loan facility is in place.

    (b)     Stock issued to officers

                  The Company  has a stock  incentive  plan for  officers of the
            Company, under which up to 150,000 shares of the Company's stock may be granted annually. In 1994, the Company issued 150,000 shares of common stock to an officer in lieu of compensation and in 1995 the Company issued 34,000 shares. No stock was issued to officers under this plan in 1996.

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

                  In November  1995 the former  owner of Leisure  Life  returned
            400,000 shares of stock to the Company and in March 1996 returned 200,000 shares due to not achieving performance requirements. An additional 150,000 1996 performance incentive shares held in escrow since March 1996 were returned to the Company in April 1997.

    (d)     Warrants and Options

                  A summary of  activity  related  to  warrants  and  options to purchase Company common stock is as follows:
                                            Warrants and           Price
         Options        Per  Share
            Balance, January 1, 1994           2,885,970    $ .34 - 1.00
            Expired                             (450,000)     .80 - 1.00
            Reissued                             200,000      .34         (i)
            Reissued                              94,500      .34         (ii)
            Issued to Williams                16,274,754      .34 - 1.00 (iii)
            Exercised by Williams             (4,117,647)     .34         (iv)
            Issued to Directors                   10,000      .44          (v)
            Issued to Employees                  840,000      .40  - .80  (vi)
                                             -----------
            Balance, December 31, 1994        15,737,577      .34 - 1.00

            Issued to employees                  295,000      .625 - .6875(vii)
            Williams options adjusted         (1,046,234)     .50 - 1.00 (viii)

            Issued - public offering             373,750      1.00        (ix)
            Issued to Directors                   10,000       .66         (x)
                                           -------------
            Balance, December 31, 1995        15,370,093      .34 - 1.00

            Exercised by Employees               (30,000)     .40
            Issued to Directors                   10,000      .625         (xi)
            Issued to Employees                  700,000      .40         (xii)
            Issued for Acquisition               800,000      .75 - .90  (xiii)
            Expired                             (242,500)     .80 - 1.00
                                             -----------

            Balance, December 31, 1996        16,607,593    $ .34 - 1.00



          (I) Warrants originally issued to Roadmaster in 1990. Transferred to Acrodyne under the Exchange Agreement, expired and reissued.

         (ii) Warrants originally issued to Equitex in connection with the Company's private placement. Transferred to Acrodyne, expired and reissued.

        (iii) Warrants issued to Williams as consideration for loans to Ajay Leisure as part of a joint venture implementation agreement dated May 1994.

         (iv) Exercised and applied proceeds ($1,400,000) against debt.

          (v) Director stock options of which 6,667 have vested.

         (vi) Employee stock options of which 786,250 shares have vested.

        (vii) Employee stock options of which 147,500 shares have vested.

       (viii) Warrants returned by Williams as consideration for early loan payoff.

         (ix) Public offering of 7/26/95.

          (x) Director stock options of which 3,333 have vested.

         (xi) Director stock options of which none have vested.

        (xii) Employee stock options of which none have vested.

       (xiii) Issued to former shareholders of Palm Springs Golf Company, Inc., a business acquired by the Company in October 1995.

    (e)  Private Placements

            In 1994, the Company issued to related parties, via private placement, 2,941,177 shares of common stock and received proceeds of $1,000,000. The Company also issued 4,117,647 shares of common stock to a related party in exchange for a reduction of debt totaling $1,400,000.

8.  MAJOR CUSTOMERS

         The Company  operates in two lines of  business,  the  manufacture  and distribution of sports equipment and outdoor leisure furniture. The Company's customers are principally in the retail sales market. The Company performs ongoing credit evaluations of its customers' financial conditions and does not generally require collateral.

         Sales to customers which represent over 10% of the Company's net sales are as follows:

                         Year  ended  December 31,
      Customer             1996      1995       1994
         A                  29%       36%        41%
         B                  14%        *          *

      * Amounts are less than 10% of net sales.

9.    BUSINESS SEGMENT REPORTING

         The  relative   contributions  to  net  sales,   operating  profit  and
      identifiable assets of the Company's two industry segments for the year ended December 31, 1996 are as follows (in thousands):

                                Furniture      Golf  Corporate  Consolidated
                                ---------    ------- ---------  ------------
      Sales                       $2,701     $21,640        -      $24,341
      Operating profit/(loss)       (193)       (806)    (486)      (1,485)
      Assets                       2,512      15,983        -       18,495
      Depreciation/Amortization       98         268        -          366
      Capital Expenditures            63         213        -          276

10.   SPALDING LICENSE AGREEMENT

         Ajay has a license from Spalding Sports Worldwide to utilize the Spalding trademark in conjunction with the sale and distribution of golf bags, golf gloves, hand pulled golf carts and certain other golf accessories in the United States. As consideration for this license, Ajay is required to pay royalties to Spalding based on a percentage of sales, subject to annual minimums of $500,000 for the year ended June 30, 1995, and $550,000 for the years ended June 30, 1996 through June 30, 1998. The current agreement expires June 30, 1998. Other conditions of the agreement require the Company to expend 2% of sales under the agreement on advertising and related costs, with 1% remitted to Spalding. The Company must also maintain a current ratio of 1.0 to 1.0. Approximately 52% of the Company's 1996 and 53% of 1995 sales were Spalding products.

         Royalty expense due Spalding was $480,000, $484,000, and $494,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

11.   LEASES

         Future aggregate minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

                  1997                        $    703
                  1998                             550
                  1999                             527
                  2000                             499
                  2001                             298
                  2002 and thereafter              145
                                               -------
                                                $2,722


            Total rental expense (in thousands) under operating leases (net of sublease rental income from an affiliate of $8, $13 and $8, respectively) was $504, $627, and $556 for the years ended December 31, 1996, 1995 and 1994, respectively.

12.   NET  (LOSS) PER COMMON SHARE

            Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends in 1996 ($301,000), in 1995 ($136,000) and 1994 ($202,000) by the weighted average number of common shares outstanding. No exercise of warrants outstanding was assumed in 1996, 1995, or 1994, since any exercise of warrants would be antidilutive.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

            Cash paid for interest was $1,098,819, $762,157, and $607,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      Non cash financing and investing transactions were as follows:

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

             During 1995 the Company issued common stock as follows:

                  Issued to                                       Shares
                  ---------                                      -------
                  Employees                                       12,000
                  Fund acquisitions                              895,054
                  Affiliate in lieu of payment for services      100,000
                  Officer in lieu of bonus                        34,000

             During 1996, 17,620  preferred  stock shares were  converted  into
            256,293 shares of common stock.

            In 1996 an employee exercised options to acquire 30,000 common shares.

14.   CONTINGENCIES

            The Company is subject to certain claims in the normal course of business which management intends to vigorously contest. The outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position or results of operations.

                                                                 Schedule VIII


                      AJAY SPORTS, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                 Years ended December 31, 1996, 1995, and 1994
                            (Amounts in Thousands)




                                 Balance    Charged to                 Balance
                                beginning   costs and    Deductions     at end
                                 expenses    expenses    (describe)   of period

Reserve for Product Warranty:

   Year ended:

     December 31, 1996              $136       $203        $254   (1)    $  85
     December 31, 1995               139        198         201            136
     December 31, 1994               112        276         249            139


Allowance for Doubtful Receivables:

   Year ended:

     December 31, 1996               $287       $ 91        $238  (2)     $140
     December 31, 1995                101        330         144           287
     December 31, 1994                230         62         191           101


Reserve for Inventory Obsolescence:

   Year ended:

     December 31, 1996               $384       $498        $391           $491
     December 31, 1995                430        378         424            384
     December 31, 1994                160        430         160            430


Notes:

(1)  Represents amounts paid for product warranty claims.

(2)  Represents amounts charged off as uncollectible.

                                                                EXHIBIT   21.0





                               LISTING OF SUBSIDIARIES





               SUBSIDIARIES                           STATE OF INCORPORATION
               ------------                           ----------------------
               Ajay Leisure Products, Inc.               Delaware

               Leisure Life, Inc.                        Tennessee

               Palm Springs Golf, Inc.                   Colorado

                                                                   EXHIBIT 23.0




                          INDEPENDENT   AUDITORS'   CONSENT


     We consent to the incorporation by reference in the Registration Statements of Ajay Sports, Inc. and Subsidiaries on Form S-3 Registration No. 333-11365 and Form S-8 of our report dated April 14, 1997, appearing in this Annual Report on Form 10-K of Ajay Sports, Inc. and Subsidiaries for the year ended December 31, 1996.





\s\Hirsch & Silberstein, P.C.
----------------------------
Hirsch & Silberstein, P.C.
April 14, 1997