Form 10-K/A
period 1996-12-31
AJAY SPORTS INC
filed 1997-05-01
CIK 854858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1

Mark One



(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from                  to

                         Commission File Number 0-18204

                                AJAY SPORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                   39-1644025
 ------------------------------                --------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

       1501 E. Wisconsin Street
       Delavan, Wisconsin 53115                     (414) 728-5521
-------------------------------               --------------------------------
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

                       Documents Incorporated by Reference


                                      None

                                    PART III



Item 10.    Directors and Executive Officers of the registrant

   The Registrant's directors are as follows:

                                  Positions and                   1st Yr. As
Name                   Age        Offices with Company
Director

Anthony B. Cashen      62         Director                        1993

Robert R. Hebard       44         Director                        1989

Thomas W. Itin         62         Chairman of the Board           1993

Robert D. Newman       55         Director                        1994

Clarence H. Yahn       60         Director                        1994

Anthony B. Cashen. Mr. Cashen has served as Secretary, Treasurer and Director of LBO Capital Corp., since inception. He is currently a Managing Partner in Lamalie Amrop International, a management consulting and executive recruiting firm located in New York City. Previously, Mr. Cashen had been an officer and Principal of the investment firms of A. G. Becker, Inc. and Donaldson, Lufkin and Jenrette, Inc. He serves as Director of PW
Communications and Imucell Corporation, both of which are publicly-held companies. Mr. Cashen is also President of the Sagamore Institute. He received his MBA from the Johnson Graduate School of Management at Cornell University, and his B.S. degree from Cornell University.

Robert R. Hebard. Mr. Hebard has served as Secretary of the Company since September of 1990. He is currently Chairman of the Board and President of Enercorp, Inc., a publicly traded business development company under the Investment Company Act of 1940, as amended. In 1993, Mr. Hebard was also named Chief Executive Officer, Chief Financial Officer, and Treasurer of CompuSonics Video Corporation, a publicly held company. From December 1993 to August 1994 Mr. Hebard served as Director of Kimbro Imaging Systems, Inc. From June 1986 to January 1992 he was First Vice President/Director of Product Management for Comerica Bank and from February 1992 to October 1992 was Director of Retail Marketing for the merged Comerica/Manufacturers Bank. Mr. Hebard is also currently serving as Vice President of Woodward Partners, Inc., a real estate development company in suburban Detroit, Michigan. He received his MBA from Canisius College and his B.S. degree from Cornell University.

Thomas W. Itin. Mr. Itin was elected Chairman of the Board and President of the Company in June of 1993. Mr. Itin has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception, and is the Company's largest single stockholder. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. ("TWI") since he founded the firm in 1967. Mr Itin also is the Owner and Principal Officer of Acrodyne Corporation since 1962. Mr. Itin is Chairman, President, Treasurer, Chief Executive Officer, and Chief Operating Officer of Williams Controls, Inc., a publicly held corporation from March 1989 to the present. Mr. Itin was a co-founder of Roadmaster Industries, Inc. (now known as RMI Sports Group, Inc.) in 1987 and served as a Director thereof from October 1987 until June 1993. From December 1987 until October 1993, Mr. Itin was an Officer and Director of CompuSonics Video Corporation, a publicly held company. He received his B.S. degree from Cornell University and his MBA from New York University.

Robert D. Newman. Mr. Newman became a Director of the Company in August 1994. Mr. Newman has served as General Manager of Leisure Life, Inc., a wholly owned subsidiary of the Company since August 1994. Mr. Newman founded Leisure Life, Inc. in October, 1990 and has served as President since its inception, until its purchase by the Company in August 1994. Mr. Newman was President and Chief Executive Officer of Stone Mountain Millworks from 1985 to 1989. Mr. Newman served as Director of Product Development for Gold
Medal,   Inc.  from  1989  to  October  1990.  He  attended  Northern  Illinois
University.


Clarence H. Yahn. Mr. Yahn became a Director of the Company in September 1994, and has served as Director of Ajay Leisure Products, Inc. a wholly owned subsidiary of Ajay Sports, Inc. since September 1993 and as Ajay
Leisure's President since January 1994. Mr. Yahn is on the Board of Directors of Leisure Life, Inc., a subsidiary of the Company. In 1988, Mr. Yahn joined Gold Medal, Inc. as its President. Prior to joining Ajay
Leisure Products, Mr. Yahn served as Chief Executive Officer of Melnor, Inc. a consumer durables company from 1992 to 1993. He received his B.S. degree in mathematics and physics from the University of Wisconsin and received a Masters in International Business from the American Graduate School of International Management.

Robert R. Hebard is the son-in-law of Thomas W. Itin. Other than this relationship there are no other family relationships between any director or executive officers.

The Directors of the Company are not compensated for their services as directors, but are reimbursed for reasonable costs incurred on behalf of the Company.

                        Executive Officers of the Company

The following table sets forth, as of April 1, 1996, the names and ages of the Company's executive officers including all positions and offices held by each such person. These officers are elected to hold office for one year or until their respective successors are duly elected and qualified.

Name                       Age    Position
Thomas W. Itin             62     Principal Executive Officer

Clarence H. Yahn           60     President of Ajay Leisure Products, Inc.
                                  and Leisure Life, Inc. (Subsidiaries)

Duane R. Stiverson         55     Chief   Financial   Officer  and  Principal
                                  Accounting Officer of Ajay Sports, Inc.,
                                  Ajay Leisure Products, Inc., Leisure Life,
                                  Inc. and Palm Springs Golf, Inc.

For information regarding Mr. Yahn and Mr. Itin, see their biographies above.

Duane R. Stiverson has been Chief Financial Officer since July 19, 1994. Prior to joining the Company, Mr. Stiverson was the Vice President of Operations for VariQuest Technologies, Inc. and held that position since 1991. From 1987 to 1990, Mr. Stiverson was Vice President of Materials for the Ambrosia Chocolate Company. From 1978-1987 he was the Vice President of Finance for Ambrosia, and from 1976-78 was its Controller. Mr. Stiverson held various controller and corporate finance positions with the Bendix Corporation. Mr. Stiverson has a Bachelor of Science from the University of Nebraska and was later awarded a Master of Business Administration from Michigan State University.

Item #11    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows, for the years ending December 31, 1996, 1995 and 1994, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation from all capacities in which they serve:

                           Summary Compensation Table

--------------------------------------------------------------------------------

                                               Annual            Long-Term
                                            Compensation        Compensation

                                                                Securities
Name and Principal Position      Year          Salary           Underlying
                                                              Options (# Shares)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Thomas W. Itin                   1996            $ 1                  -
Director and Principal           1995            $ 1                  -
Executive Officer of the         1994            $ 1                  -
Company, and Director and
Principal Executive Officer
of Ajay Leisure Products, Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Clarence H. Yahn                 1996         $100,000            200,000
Director of the Company and      1995         $104,875               -
President of Ajay Leisure        1994         $101,000            350,000
Products
--------------------------------------------------------------------------------


Employment Contracts

The Company has an employment agreement with Mr. Itin under which he served as the President and Chief Executive Officer of the Company at a salary of $1 per year during the years ended December 31, 1994, 1995 and 1996. This agreement expired on December 31, 1996 and Mr. Itin's compensation for 1997 is to be determined by the Board based on Mr. Itin's contribution to the success of the Company in 1994, 1995 and 1996.

Common Stock Options

During the year ended December 31, 1996, common stock options were granted in the amount of 225,000 shares to executive officers, none of which became exercisable during 1996.


                              Option Grants in 1996

--------------------------------------------------------------------------------



                                                        Potential Realizable
                                                        Value at Assumed
          Number of                                     Annual Rates of Stock
          Securities  %of Total        Exercise Expira- Price Appreciation
          Underlying  Options Granted  or Base  tion    for Option Term
Name      Options     to Employees in  Price    Date
          Granted(#)  Fiscal Year      ($/Sh)            5%($)        10% ($)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Thomas W.         0             0          N.A.   N.A.      N.A.       N.A.
Itin
CEO
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Clarence H.    200,000        28.6%        $.40  12/20/01   $(8,000)    $10,000
Yahn
President,
Ajay
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
     Aggregated Option Exercises in 1996 and December 31, 1996 Option Values
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                              Number of Securities   Value of Unexercised
         Shares               Underlying             in-the-Money
         Acquired   Value     Unexercised            Options/FY-End
Name     on         Realized  Options/FY-End (#)     ($)
         Exercise   ($)
         ($)                 Exercisable/Unexercisable Exercisable/Unexercisable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Thomas W.        0          0          0          0          -           -
Itin
CEO
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Clarence H.      0          0       350,000    200,000       $0          $0
Yahn
President,
Ajay
--------------------------------------------------------------------------------


                               Further Information


Item #12    Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of March 1, 1997, the number of shares of Common Stock beneficially owned by each director and executive officer (named in the Summary Compensation Table) of the Company individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following stockholders have sole voting and investment power with respect to their holdings unless otherwise footnoted.

                                  Number of Shares       Percentage
Name and Address                  Beneficially Owned     of Class (1)
Thomas W. Itin                     13,281,225  (2)(3)     46.2%
7001 Orchard Lake Road
Suite 424
West Bloomfield, MI 48322

Williams Controls Industries, Inc. 15,228,520 (4)         44.3%
14100 S.W. 72nd Avenue
Portland, OR 97224

TICO                                8,676,540 (5)         32.2%
7001 Orchard Lake Road
Suite 424
West Bloomfield, MI 48322

Acrodyne Profit Sharing Trust       2,773,471 (6)         11.2%
7001 Orchard Lake Road
Suite 424
West Bloomfield, MI 48322

Robert R. Hebard                    1,928,797  (7)         8.3%
7001 Orchard Lake Road
Suite 424
West Bloomfield, MI 48322

Enercorp, Inc.                      1,893,797              8.1%
7001 Orchard Lake Road
Suite 424
West Bloomfield, MI 48322

-------------------------------------------------------------------------------
                                  Number of Shares    Percentage
-------------------------------------------------------------------------------
Name and Address                  Beneficially Owned     of Class (1)
----------------                  ------------------     ------------
LBO Capital Corp.                   1,680,000  (8)         7.2%
7001 Orchard Lake Road
Suite 424
West Bloomfield, MI 48322

Robert D. Newman                    1,026,000  (9)         4.4%
215 4th Avenue North
P. O. Box 60
Baxter, TN 38544

Clarence H. Yahn                      534,000  (10)        2.2%
1501 E. Wisconsin Street
Delavan, WI 53115

Duane R. Stiverson                     95,000  (11)        0.4%
1501 E. Wisconsin Street
Delavan, WI 53115

Anthony B. Cashen                      15,000  (12)         0.1%
Lamalie Amrop International
200 Park Avenue, Suite 3100
New York, NY 10166

All officers and directors as a group
(six persons)                      16,880,022              57.5%





(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 1, 1997 these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 23,274,039 shares outstanding.

(2) Mr. Itin may be deemed to be a "control person" of the Company. Includes Common Stock and shares of Common Stock issuable upon the exercise of presently exercisable warrants and the conversion of presently convertible Preferred Stock beneficially owned by Mr. Itin's spouse and affiliates of Mr. Itin as follows:

      TICO                            5,000,040       Common Stock
      First Equity Corporation          151,214       Common Stock
      Acrodyne Profit Sharing Trust   2,773,471       Common Stock and Warrants
      LBO Capital Corp.               1,680,000       Common Stock and Warrants
                                      ---------
                                      9,604,725

      TICO (12,500 shares of Series B
      Preferred Stock convertible at one
      share for 294.12 shares of
      Common Stock)                   3,676,500  Preferred Stock Conversion
                                      ----------
                                     13,281,225

-------------------------------------------------------------------------------
      Mr. Itin disclaims beneficial ownership in the securities owned by LBO Capital Corp. and First Equity Corporation in excess of his pecuniary interest. See Note 3 below with regard to securities owned by Williams Controls, the beneficial ownership of which is disclaimed by Mr. Itin.
-------------------------------------------------------------------------------

(3) Does not include 4,117,647 Common Shares and 11,110,873 options owned by Williams Controls, Inc. Mr. Itin is Director and Principal Executive Officer and 26.0% beneficial owner of Williams Controls, Inc. Even though Mr. itin is a director of Williams Controls, he abstains from voting on matters pertaining to the Company in meetings of the directors of Williams Controls. If the shares and warrants owned by Williams Controls were included, the number of shares beneficially owned would be 28,509,745 and the percentage of class would be 71.5%.

(4) Includes 11,110,873 shares of Common Stock issuable upon the exercise of outstanding stock options. See "Certain Relationships and Related Transactions."

(5) Includes 3,676,500 shares of Common Stock issuable upon conversion of 12,500 shares of presently convertible Series B Preferred Stock, at a rate of 294.12 shares of Common Stock for every one share of preferred stock. TICO is a Michigan partnership of which Mr. Itin is the Managing Partner.

(6)   Includes  1,597,00  shares of Common  Stock  issuable  upon  exercise  of
      options.   Mr.  Itin  is  trustee  and  beneficiary  of  Acrodyne  Profit
      Sharing Trust.

(7) Includes the following Common Stock and shares of Common Stock issuable upon the conversion of presently convertible Preferred Stock owned by Enercorp, Inc., a Colorado corporation of which Mr. Hebard is Chairman of the Board of Directors and President:

       Common Stock                                            1,864,706
       2,000 shares of Series C Preferred Stock convertible at
       one share for 14.5 shares of Common Stock                  29,091
                                                               ---------
                                                               1,893,797

(8) Includes 200,000 shares of Common Stock issuable upon exercise of warrants. LBO Capital Corp. Is a Colorado corporation of which Mr. Itin is a 51% shareholder, Chairman of the Board of Directors, and President.

(9) Includes 200,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

(10) Includes 350,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

(11) Includes 45,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

(12) Includes 5,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

                      Compliance with Section 16(a) of the
                         Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent stockholders are required by the SEC regulation to furnish the Company with copies of Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations of the reporting person, the Company has determined that all required reports have been timely filed during the year, except for one shareholder, Williams Controls, Inc., which filed a late report involving a transaction in July 1995. In addition, director Anthony B. Cashen and former director Stan Intihar filed late reports relating to automatic stock option grants on October 31, 1994 and May 24, 1995 under the Company's 1994 Stock Option Plan.

-------------------------------------------------------------------------------
Item #13    Certain Relationships and Related Transactions
-------------------------------------------------------------------------------

Wiliams Controls, Inc. ("Williams") owns 4,117,647 shares of the Company's common stock and holds options to purchase up to an additional 11,110,873 shares of the Company's common stock exercisable through August 1, 1999 at prices ranging between $.34 and $.50 per share, all of which presently are exercisable. Williams acquired these shares and options in connection with a joint venture agreement entered into in 1994 as amended in 1995, under which Williams made interim financing available to the Company until it entered into a credit facility with its current lender. As a condition to the bank making the loan, Williams was required to guaranty the obligations of the Company thereunder. In return for Williams' guaranty, the Company pays Williams a guaranty fee of one-half of one percent of the outstanding loan amount. During 1996, the Company paid Williams $60,411 under this arrangement. The Chairman of the Board, Chief Executive Officer and President of the Company also holds the same positions with Williams and is a significant stockholder in both companies.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.







                                             AJAY SPORTS, INC.





DATE: April 30, 1997                               BY    \s\Duane R. Stiverson
     --------------                                        ------------------
                                                   Duane R. Stiverson,  Chief
                                                   Financial Officer and
                                                   Principal Accounting Officer