Form 10-Q
period 1997-03-31
AJAY SPORTS INC
filed 1997-05-15
CIK 854858

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

MARK ONE:

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                      OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES ACT OF 1934

                  For the transition period from               to

                          Commission File No. 0-18204

                               AJAY SPORTS, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


Delaware                                                       39-1644025
------------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S.  Employer
 Incorporation or Organization)                            Identification No.)


1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                                  (414) 728-5521
-----------------------------------------                 -------------------
(Address of principal executive offices                (Registrant's  Telephone
 including Zip Code)                               Number, including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at   4/7/97  was  23,274,039 .

Item 1.     FINANCIAL STATEMENTS

                         AJAY SPORTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              March 31, 1997       December 31,
                                                 (Unaudited)           1996
                                             ---------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                  $       190             $      64
   Trade accounts receivable, net                   7,236                 5,274
   Inventories                                      7,489                 7,957
   Prepaid expenses and other current assets          598                   362
   Deferred tax benefit                               363                   363
                                                 --------              --------
        Total current assets                       15,876                14,020

Fixed assets, net                                   1,785                 1,822
Other assets                                          316                   320
Deferred tax benefit                                  754                   756
Goodwill                                            1,699                 1,709
                                                  -------                ------
        Total assets                              $20,430               $18,627
                                                   ======                ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Notes payable to affiliates                   $    885              $    885
   Notes payable to banks                           6,934                 6,104
Current portion of capital lease                        8                     9
   Accounts payable                                 3,801                 3,107
   Accrued expenses                                   705                   567
                                                  -------               -------
        Total current liabilities                  12,333                10,672

Notes payable - long term                           5,432                 5,213

Stockholders' equity:
 Preferred stock, 10,000,000 shares
 authorized,
   Series B, $0.01 par value, 12,500 shares
   outstanding at liquidation value                 1,250                 1,250
   Series C, $10.00 par value, 296,170 and
   296,170 shares outstanding at stated value,
   respectively                                     2,962                 2,962
 Common stock, $.01 par value 100,000,000
   shares authorized, 23,274,039 and
   23,274,039 shares outstanding, respectively        233                   233
   Additional paid-in capital                       9,313                 9,313
   Accumulated deficit                            (11,093)              (11,016)
                                                  --------              --------
      Total stockholders' equity                    2,665                 2,742

      Total liabilities and stockholders'equity   $20,430              $ 18,627
                                                  ========               ======

                         AJAY SPORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                            Three Months
                                                           Ended March 31,
                                                    1997                 1996
                                                  -------               -------
Net sales                                        $ 7,601               $ 6,262
Cost of sales                                      6,143                 5,133
                                                  -------               -------
        Gross profit                               1,458                 1,129

Selling, general and
  administrative expenses                          1,168                 1,192
                                                  -------               -------
        Operating income (loss)                      290                   (63)
Non-operating (income) expense:
   Interest expense, net                             278                   279
   Other, net                                          5                     2
                                                  -------               -------
   Total non-operating expense                       283                   281

Income (loss) before income taxes                      7                  (344)

Income tax expense (benefit)                           2                  (117)
                                                  -------               -------
Net income (loss)                               $      5               $  (227)
                                                  =======               =======
Income (loss) per common share outstanding*     $    .00               $  (.01)
                                                  =======               =======
Income (loss) per common share & equivalents    $    .00               $  (.01)
outstanding**                                     =======               =======

Weighted average common shares outstanding        23,274                23,345
                                                  =======               ======


* Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.

** Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common share and common share equivalents outstanding.

                         AJAY SPORTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOW
                             (IN THOUSANDS), (UNAUDITED)

                                                             Three Months
                                                            Ended March 31,
                                                         1997             1996
                                                       --------        --------

Cash flows from operating activities:
   Net income (loss)                                $        5       $    (227)
   Adjustments to reconcile to net cash
   provided by operating activities:
        Depreciation and amortization                       81             119
   Change in assets [(increase)/decrease] and
   liabilities [increase/(decrease)]:
        Trade accounts receivable, net                  (1,962)         (1,069)
        Inventories                                        468            (181)
        Prepaid expenses and other current assets         (236)           (261)
        Other assets                                         4            (128)
        Deferred tax benefits                                2            (117)
        Accounts payable                                   694              38
        Accrued expenses                                   137            (126)
        Goodwill                                            10              --
                                                       --------         -------
          Net cash used in operating activities           (797)         (1,952)
                                                       --------         -------
Cash flows from investing activities:
   Purchase of property, plant, equipment                  (44)           (155)
                                                       --------         -------
          Net cash used in investing activities            (44)           (155)
                                                       --------         -------
Cash flows from financing activities:
   Net change in bank loan                               1,049           2,012
   Preferred stock conversion                               --               1
   Dividends                                               (82)            (79)
                                                       --------         -------
          Net cash provided by financing activities        967           1,934
                                                       --------         -------
Net increase (decrease) in cash and cash equivalents       126            (173)
Cash and cash equivalents at beginning of period            64             362
                                                       --------         -------
Cash and cash equivalents at end of period           $     190         $   189
                                                       ========         =======
Supplemental disclosures of cash flow information:
   Cash paid for interest                            $     277         $   263
                                                       ========         =======
   Cash paid for income tax                                 --              --
                                                       ========         =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1997 and the results of operations for the three-month periods ended March 31, 1997 and 1996 and the cash flows for the same three-month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


Note 2.  INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                                  March 31,            December 31,
                                      1997                    1996
                                  ---------            ------------
     Raw Materials                  $ 3,601                 $ 4,153
     Work in Process                  1,144                     995
     Finished Goods                   2,744                   2,809
                                  ---------                --------
                                    $ 7,489                $  7,957
                                  =========                ========

Note 3.  DEBT

     The Company's current bank lender advised the Company that the bank contends that the Company is in technical default under its loan agreement due to the default of the guarantor, Williams Controls, Inc. (Williams). Accordingly, the loan must be paid by June 30, 1997. Ajay had been operating up until February 12, 1997 on a revolver limit of $8.5 million. On February 12 the line was reduced to $7 million and the bank restricted further advances from Williams to the Company advising the Company that the Company was in technical default under its loan agreement as a result of the default of the guarantor, Williams Controls, Inc. The Company did and has continued to make all interest payments on time and has operated within the limit amounts contained in the loan facility. Restrictions during February and March curtailed operating capability and reduced sales and profitability opportunities otherwise available. On April 14 the bank agreed to waive the existing default and restructured the loan on less favorable formula advance rates and at an increased interest rate. In addition, the bank is requiring that the Company make a $500,000 term loan payment in June, 1997.

     Ajay has signed loan proposal agreements with two different asset based lenders who have begun their respective due diligence investigations. The loans under each of the proposed agreements would supply funds sufficient to repay the current lender. As the new loan proposals are presently structured, Williams Controls, Inc. the guarantor of the Company's loan, would be required to invest approximately $5 million into the Company. The terms and conditions of such investment have not yet been negotiated or determined. The Company believes that the new financing, including the Williams investment, would be sufficient to provide for its needs through 1998 and can be put in place by June 30, 1997. If the Company does not close the new loan and repay the current lender by June 30, 1997, the current lender could demand payment of the loan.


Note 4.     BUSINESS SEGMENT REPORTING

     The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter ended March 31, 1997 (unaudited) are as follows (in thousands):

                                              Quarter Ended
                                              March 31, 1997
                              -------------------------------------------------
                                Furniture     Golf     Corporate   Consolidated
                                ---------    ------    ---------   ------------
Net Sales                        $ 1,890   $  5,711    $       -   $     7,601
Operating Profit/(Loss)              394        (41)         (63)          290
Total Assets                       3,475     16,955            -        20,430
Depreciation/Amortization             16         65            -            81
Capital Expenditures                  10         34            -            44

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     FINANCIAL CONDITION - At March 31, 1997 the Company had working capital of $3,543,000 as compared with $3,348,000 at December 31, 1996. The ratio of current assets to current liabilities at March 31, 1997 was 1.3 to 1, no change from the ratio at December 31, 1996.

     At March 31, 1997 the Company had increased its short term borrowings by $830,000 since December 31, 1996. This was used to finance an increase in receivables as a result of a $1.3 million sales increase during the quarter.

     LIQUIDITY - The Company's liquidity is primarily affected by its financing requirements. At March 31, 1997 the Company had $11,934,000 outstanding under its $13,500,000 loan agreement with U. S. Bank. The seasonal nature of the Company's sales creates fluctuating cash flow, due to the temporary build-up of inventories in anticipation of, and receivables during, the peak seasonal period which historically has been from February through May of each year. The Company has relied and continues to rely heavily on revolving credit facilities and financial support from affiliates for its working capital requirements.

     On February 12, the Company's current bank lender reduced the Company's revolver limit from $8.5 million to $7 million and prevented further advances, loans and investments in the Company by Williams because it contended that the Company was in technical default under its loan agreement based on a default by Williams Controls, Inc. as guarantor. The Company did and has continued to make all interest payments on time and has operated within the limit amounts contained in the old and new facility lines, although restrictions during February and March curtailed operating capability and reduced sales and profitability opportunities otherwise available. This constriction forced the Company to rely on extended credit terms from its venders and additional funds from affiliated parties. The bank subsequently restructured the agreement and on April 14 the bank agreed to waive the existing default and restructured the line on less favorable terms. The restructured facility will terminate on June 30, 1997 and contains language that reduces the advance rate. The line also carries an increased interest rate of prime plus 3 percentage points. The restructured line will provide the liquidity the Company needs during the 2nd quarter. In connection with the restructured facility the Company must also pay a $500,000 term loan payment on June 1, 1997.

     In order to find a more permanent solution to easing the liquidity situation, the Company has been seeking alternative financing. The Company has signed loan proposal agreements with two different asset based lenders who have begun their due diligence investigations. The loans under each of the proposal agreements would supply funds sufficient to repay the current lender; however, as these loan proposals are presently structured, Williams Controls, Inc., the guarantor of the Company's loan, would be required to advance approximately $5 million into the Company. The terms and conditions of such investment

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


have not yet been negotiated or determined. The Company believes it will be able to put new financing into place by June 30, 1997; however the current lender could demand payment of the existing bank loans if it is not repaid by June 30, 1997.

     RESULTS OF OPERATIONS - During the quarter ended March 31, 1997 the Company had net sales of $7,601,000, compared to $6,262,000 for the same period in 1996. The 21% sales increase reflects the strength of the Company's rapidly growing furniture business which contributed 69% of the sales increase. The golf business was up 7.7%.

     Gross profit for the three months ended March 31, 1997 was 19% of net sales, compared to 18% for the same period in 1996. This reflects the improvement in margins in the furniture business partly offset by margin decreases in golf.

     Selling, general and administrative expenses expressed as a percentage of sales were 15.4% for the first quarter of 1997, versus 19% for 1996. This improvement is a result of sales increases and expense decreases. Expenses were decreased by eliminating duplicate selling expenses connected with the Korex product line acquired in October 1995.

     Operating income for the first quarter of 1997 was $290,000 compared to an operating loss of $63,000 for the first quarter of 1996. This improvement primarily results from the strong sales increase in furniture.

     Interest expense remained the same in the first quarter of 1997 compared to the first quarter of 1996.

     As a result of the above, net income for the first quarter ending March 31, 1997 was $5,000 compared to a net loss of $227,000 for the same period last year.

PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

         b) Exhibit #27:   Financial Data Schedule

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AJAY SPORTS, INC.
-------------------



By:    /s/Robert R. Hebard
       ----------------------
Its:     Corporate Secretary





By:    /s/Duane R. Stiverson
       ----------------------
Its:    Chief Financial Officer



Date:   May 14, 1997