Form 10-Q
period 1997-06-30
AJAY SPORTS INC
filed 1997-08-14
CIK 854858

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

MARK ONE:

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                      OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES ACT OF 1934

                  For the transition period from _______ to_________

                          Commission File No. 0-18204

                                AJAY SPORTS, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                               39-1644025
------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S.  Employer
 Incorporation or Organization)                             Identification No.)


       1501 E. Wisconsin Street,
       Delavan, Wisconsin   53115                             (414) 728-5521
---------------------------------------         -------------------------------
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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 6/30/97 is 23,274,039.

Item 1.      FINANCIAL STATEMENTS

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                  June 30, 1997    December 31,
                                                      (Unaudited)          1996
ASSETS
Current assets:
 Cash and cash equivalents                        $          415    $        64
 Trade accounts receivable, net                            7,864          5,274
 Inventories                                               7,005          7,957
 Prepaid expenses and other current assets                   708            362
 Deferred tax benefit                                        363            363
                                                          ------         ------
    Total current assets                                  16,355         14,020

Fixed assets, net                                          1,755          1,822
Other assets                                                 231            320
Deferred tax benefit                                         756            756
Goodwill                                                   1,687          1,709
                                                          ------         ------
    Total assets                                  $       20,784    $    18,627
                                                          ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable to affiliates                      $        4,740    $       885
 Notes payable to bank                                     2,340          6,104
 Current portion of capital lease                              7              9
 Accounts payable                                          2,894          3,107
 Accrued expenses                                            586            567
                                                          ------         ------
    Total current liabilities                             10,567         10,672

Notes payable  -  long term                                7,581          5,196
Long term portion of capital lease                            15             17

Stockholders' equity:
 Preferred stock, 10,000,000 shares authorized,
  Series B, $0.01 par value, 12,500 shares
      outstanding at liquidation value                     1,250          1,250
  Series C, $10.00 par value, 296,170 shares
      outstanding at stated value                          2,962          2,962
 Common stock, $.01 par value 50,000,000 shares
      authorized, 23,274,039 shares outstanding              233            233
Additional paid-in capital                                 9,313          9,313
Accumulated deficit                                      (11,137)       (11,016)
                                                          ------         ------
    Total stockholders' equity                             2,621          2,742
                                                          ------         ------

    Total liabilities and stockholders' equity    $       20,784    $    18,627
                                                          ======         ======

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          Three Months                       Six  Months
                                                          Ended June 30,                    Ended June 30,
                                                       1997            1996              1997           1996
                                                      -----           -----             -----          -----

Net sales                                          $  9,584        $  8,325          $ 17,185       $ 14,587

Cost of sales                                         7,965           6,669            14,108         11,802

      Gross profit                                    1,619           1,656             3,077          2,785

Selling, general and                                  1,294           1,266             2,462          2,458
   administrative expenses

      Operating income                                  325             390               615            327

Non-operating expense:
      Interest expense, net                             438             298               716            577
      Other, net                                         15               3                20              5

      Total non-operating expense                       453             301               736            582

Income (loss) before income taxes                      (128)             89              (121)          (255)

Income tax expense (benefit)                             (2)             37                 -            (80)

Net income (loss)                                  $   (126)       $     52          $   (121)      $   (175)

Income (loss) per common share outstanding*        $   (.01)       $    .00          $   (.01)      $   (.01)

Income (loss) per common share & equivalents       $   (.01)       $    .00          $   (.01)      $   (.01)
outstanding**

Weighted average common shares outstanding           23,274          23,190            23,274         23,268




*  Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.

**Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common share and common share equivalents outstanding.


                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS), (UNAUDITED)



                                                             Six   Months
                                                             Ended  June  30,
                                                       1997                1996


Cash flows from operating activities:
 Net income (loss)                                 $   (121)          $    (175)
   Adjustments to reconcile net cash flows from
   operating activities:
     Depreciation and amortization                      188                 229
   Change in assets [(increase)/decrease] and
   Liabilities [increase/(decrease)]:
      Trade accounts receivable, net                 (2,590)             (1,856)
      Inventories                                       952                 448
      Prepaid expenses and other current assets        (346)               (299)
      Other assets                                       89                (179)
      Deferred tax benefits                               -                 (81)
      Accounts payable                                 (213)                260
      Accrued expenses                                   97                 (88)
                                                      -----               -----

      Net cash used in
      operating activities                           (1,944)             (1,741)
                                                      -----               -----

Cash flows from investing activities:
   Acquisitions of property, plant, equipment           (99)               (161)
                                                      -----               -----

      Net cash used in
      investing activities                              (99)               (161)
                                                      -----               -----

Cash flows from financing activities:
   Net change in bank loan                            1,371               2,001
   Net change in notes payable to affiliates          1,105                   -
   Preferred stock conversion                             -                   1
   Dividends paid                                       (82)               (154)

      Net cash provided by
      financing activities                            2,394               1,848
                                                      -----               -----

Net increase in cash and cash equivalents               351                 (54)
Cash and cash equivalents at beginning of period         64                 362
                                                      -----               -----

Cash and cash equivalents at end of period         $    415           $     308
                                                      =====               =====

Supplemental disclosures of cash flow information:
   Cash paid for interest                          $    656           $     587
                                                      =====               =====
   Cash paid for income tax                               -                   -
                                                      =====               =====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1997 and the results of operations for the three-month and six month periods ended June 30, 1997 and 1996 and the cash flows for the same six-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The interim period results are not necessarily indicative of results which may be expected for any other interim or for the full year. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year end adjustment.


Note 2.  INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                                   June 30,            December 31,
                                       1997                    1996
                                   --------            ------------

     Raw Materials                   $3,048                $  4,153
     Work in Process                  1,137                     995
     Finished Goods                   2,820                   2,809
                                     ------                  ------

                                    $ 7,005                 $ 7,957
                                     ======                   =====

Note 3.  DEBT

As discussed in the Company's first quarter 10-Q, the Company's former bank lender had advised the Company that the bank contended that the Company was in technical default under its loan agreement due to the default of the guarantor, Williams Controls, Inc. (Williams). Accordingly, the former bank requested the loan be paid by June 30, 1997. The Company had been operating up until February 12, 1997 on a revolver limit of $8.5 million. On February 12 the line was reduced to $7 million and the bank restricted further advances from Williams to the Company. The Company did and continued to make all interest payments on time and operated within the limit amounts contained in the loan facility.
Restrictions during the period February through June curtailed operating capability and reduced sales and profitability opportunities otherwise available. On April 14 the bank agreed to waive the existing default and restructure the loan on less favorable formula advance rates and at an increased interest rate. In addition, the bank required the Company to make on June 1, 1997 a $250,000 payment on its then outstanding $5,000,000 term loan.

On July 11, 1997, the Company refinanced its bank debt through a $34,088,000 three-year revolving credit and term loan agreement with a new lender (the "Loan"). This Loan is a joint and several obligation of the Company with Williams Controls, Inc. ("Williams"), under which Williams is the agent for all of the borrowers. The combined Loan facility consists of a $26,000,000 revolving loan facility (the "Revolver"), a $2,658,000 real estate loan (the "Real Estate Loan"), a $4, 430,000 machinery and equipment loan ("Term Loan I"), and a $1,000,000 term loan II ("Term Loan II").

At the closing date, the Company borrowed $6,825,000 under the Revolver and $566,000 under Term Loan I. At the date of closing, Williams borrowed a total of $17,141,000, consisting of $9,619,000 under the Revolver, $2,658,000 under the Real Estate Loan, $3,864,000 under Term Loan I, and $1,000,000 under Term Loan
II. The proceeds from the Company's and Williams' borrowings under the Loan were used to repay the Company's and Williams' loans from their previous lender, except for $2,340,000 which represents a bridge loan to the Company by the previous lender. This bridge loan is to be repaid from the sale of assets and/or excess cash flow and is guaranteed up to $1,000,000 by the Company's President.

Under the Revolver, the Company and Williams can borrow up to $26,000,000 based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the Bank's prime rate (8.5% at July 11, 1997) plus 0.5%. The Real Estate Loan and Term Loan I bear interest at the Bank's prime rate plus 0.75%. At the Agent's option, funds may be borrowed under the Revolver, the Real Estate Loan and the Term Loan I at the London InterBank Offering Rate ("Libor") plus 2.75%, 3% and 3% respectively. The Revolver, Real Estate Loan and Term Loan I mature on July 11, 2000 and are secured by substantially all of the assets of the Company and Williams. The Real Estate Loan is being amortized over 20 years and the machinery and Term Loan are being amortized over seven years with all remaining principal outstanding due on July 11, 2000. At July 11, 1997, after the Loan closing, approximately $1,545,000 was available for borrowing under the New Loan. Term Loan II matures on June 1, 1999 with principal payments based upon an amortization period of 24 months plus additional principal payments equal to to any excess proceeds from the sale of one of Williams' subsidiaries after repayment of any indebtedness under the Revolver borrowing due from the Williams subsidiary being sold plus principal payments equal to 50% of the Company's and Williams' annual consolidated excess cash flow as defined. The Loan agreement restricts payment of any dividends by the Company, requires the Company and Williams in the aggregate to maintain minimum working capital of $25,000,000 exclusive of the Revolver and maintain minimum tangible net worth of $11,000,000. The Loan also restricts additional indebtedness and common stock repurchases and restricts combined Company and Williams' annual capital expenditures and increased operating lease obligations to $2,500,000 and $600,000, respectively. The Loan agreement imposes a prepayment penalty of 3%-5%, which is waived if the Loan is repaid with proceeds from the sale of assets or equity or is refinanced with an affiliate of the Bank.

Williams has made loans and provided capital to the Company to assist the Company in meeting its financing requirements. The Company, however, continues to rely on extended vendor terms and affiliate financing to meet its financing needs.

Ajay continues to focus on acquiring additional financing availability.


Note 4.  BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter and six months ended June 30, 1997 (unaudited) are as follows (in thousands):

--------------------------------------------------------------------------------
                                 Quarter  Ended  June 30, 1997
--------------------------------------------------------------------------------
                              Furniture       Golf   Corporate    Consolidated
Net Sales                  $   1,471      $  8,113    $      -    $      9,584
Operating Profit/(Loss)           49           322         (46)            325
Total Assets                   2,941        17,843           -          20,784
Depreciation/Amortization         20            87           -             107
Capital Expenditures              45            10           -              55
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                  Six  Months  Ended  June 30, 1997
--------------------------------------------------------------------------------
                              Furniture       Golf   Corporate    Consolidated
Net Sales                  $   3,361      $ 13,824    $      -    $      17,185
Operating Profit/(Loss)          443           281        (109)             615
Total Assets                   2,941        17,843           -           20,784
Depreciation/Amortization         36           152           -              188
Capital Expenditures              55            44           -               99
--------------------------------------------------------------------------------

Note 5.  DIVIDENDS


Dividends on Series C Convertible Preferred Stock have not been declared for the first two quarters of 1997 due to unavailability of funds. Series C dividends are permitted to be paid under the new loan agreement when sufficient funds become available.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  CONDITION  - At June 30,  1997 the  Company  had  working  capital of
$5,788,000 as compared with $3,348,000 at December 31, 1996. The ratio of current assets to current liabilities at June 30, 1997 was 1.5 to 1, compared to
1.3 at December 31, 1996. The improvement in working capital was a result of the successful refinancing of debt and the resulting reclassification of a portion of short-term debt to long-term debt.

At June 30, 1997 the Company had increased its borrowings by $2,476,000 since December 31, 1996. This was primarily due to the seasonal increases in accounts receivable of $2,590,000.

LIQUIDITY - The Company's liquidity is primarily affected by its financing requirements. The seasonal nature of the Company's sales creates fluctuating cash flow, due to the temporary build-up of inventories in anticipation of, and receivables during, the peak seasonal period which historically has been from February through May of each year. The Company has relied and continues to rely heavily on revolving credit facilities and financial support from affiliates for its working capital requirements.

 As discussed in the Company's first quarter 10-Q, the Company's former bank lender had advised the Company that the bank contended that the Company was in technical default under its loan agreement due to the default of the guarantor, Williams Controls, Inc. (Williams). Accordingly, the former bank requested the loan be paid by June 30, 1997. Ajay had been operating up until February 12, 1997 on a revolver limit of $8.5 million. On February 12 the line was reduced to $7 million and the bank restricted further advances from Williams to the Company. The Company made all interest payments and operated within the limitations in the revised loan facility. Restrictions during the period
February through June curtailed operating capability and reduced sales, profitability and opportunities otherwise available. On April 14 the bank agreed to waive the existing default and restructure the loan on less favorable formula advance rates and at an increased interest rate. In addition, the bank required the Company to make and the Company made, a $250,000 term loan payment on June 1, 1997.

Ajay and Williams jointly entered into a loan agreement with Wells Fargo Bank dated as of July 11, 1997. The new loan was funded during the subsequent week and the Company's former bank loan of $12,052,000 was paid down to $2,340,000. This remaining balance represents a bridge loan payable to the former bank.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

The new loan agreement with Wells Fargo Bank provides a combined Company/Williams facility with a three year expiration. Ajay's portion of the facility includes a revolver, the availability of which is based on receivable and inventory collateral values subject to specified rates and ineligible factors. At the time of funding, the new revolver balance was $6,825,000. The facility also includes a $566,000 term loan secured by machinery and equipment and a $2,340,000 term loan participation by its former bank, and Williams provided $2,268,000 to repay the previous loan in full.


Williams has made loans and provided capital to the Company to assist the Company in meeting its financing requirements. The Company, however, continues to rely on extended vendor terms and affiliate financing to meet its financing needs.

Ajay and Williams will continue to focus on obtaining additional financing from debt and equity sources as well as through the sale of certain assets.

Dividends on Series C Cumulative Convertible Preferred Stock have not been declared for the first two quarters of 1997 due to unavailability of funds. Series C dividends are permitted to be paid under the new loan agreement when sufficient funds become available.

RESULTS OF OPERATIONS - During the quarter ended June 30, 1997 the Company had net sales of $9,584,000, compared to $8,325,000 for the same period in 1996. The overall sales increase of 15% was a result of a 93% increase ($708,000) in furniture sales and a 7% increase in golf sales. For the six-month period ended June 30, 1997 overall sales were up 18% with furniture similarly leading golf sales.

Gross profit for the three months ended June 30, 1997 was 17% of net sales, compared to 20% for the same period in 1996. This reflects difficulty in selling to the golf club marketplace and additional costs from expediting shipments of raw materials and production inefficiencies due to a shortage of cash. Gross profit for the six-months ended June 30, 1997 was 18% compared to 19% for the same period in the prior year.

Selling, general and administrative expenses expressed as a percentage of sales were 13.5% for the second quarter of 1997, versus 15% for the same period in 1996. This reflects a growth in sales. For the six-months ended 6/30/97, SG&A was unchanged as to amount when compared to the same period for the prior year.

Operating income for the second quarter of 1997 was $325,000 compared to operating income of $390,000 for the second quarter of 1996. This reflects difficulty in selling to the golf club marketplace and additional costs from expediting raw materials and production inefficiencies due to a shortage of cash. Operating income for the six-months ended 6/30/97 was up $288,000 or 88% based on the strength of the first quarter.

Interest expense increased $140,000 in the second quarter of 1997 compared to the second quarter of 1996 as a result of a 35% increase in interest rates due to technical default on the Company's loan. Interest expense for the six-months ended June 30, 1997 was up $139,000 due to the rate increase in the second quarter.

Net income for the quarter ended June 30, 1997 was substantially impaired by a shortage of operating funds primarily brought on by a technical loan default situation which resulted in the bank both reducing availability and increasing interest rates. The net loss for the quarter was $126,000 which compares to a prior year profit of $52,000 for the same quarter. Net loss for the six-months ended June 30, 1997 was $121,000 which compares to a prior year loss of $175,000 for the comparable six-month period.

PART II.  OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

         A)   Exhibits:

               10.1 Credit  Agreement dated July 11, 1997,  among registrant and its subsidiaries and Williams Controls, Inc. and its subsidiaries, as borrowers, and Wells Fargo Bank, National Association, as lender (the "Credit Agreement").

              10.2 Promissory Notes under the Credit Agreement:
                     (a)  Revolving Credit Loans Promissory Note
                     (b)  Term Loan I Promissory Note
                     (c)  Term Loan II Promissory Note
                     (d)  Real Estate Loan Promissory Note

              10.3 Patent Assignment and Security Agreements for:
                     (a)  Ajay Leisure Products, Inc.
                     (b)  Leisure Life, Inc.

              10.4 Trademark Security Agreement for Palm Springs Golf, Inc.

               10.5 Continuing Unconditional Guaranty of Thomas W. Itin in favor of Wells Fargo Bank.

               10.6 Intercreditor Agreement dated July 11, 1997 among registrant and subsidiaries, Williams Controls, Inc. and subsidiaries, United States National Bank of Oregon ("U.S. Bank"), Thomas
                    W. Itin and Wells Fargo Bank, National Association.

               10.7 Consent,  Reaffirmation  and  Release  Agreement  with U. S.
                    Bank.

              10.8 Promissory Note of registrant for $2,340,000 to U. S. Bank.

              10.9 Guaranty to U. S. Bank.

              27  Financial Data Schedule.

         B)   Forms 8-K:

              The Company filed a Form 8-K, dated May 5, 1997 reporting the extension of the expiration date of its common stock purchase warrants.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
    -------------------------
Its:     Corporate Secretary





By:    /s/Duane R. Stiverson
    ------------------------
Its:    Chief Financial Officer



Date:    August 14, 1997