Form 10-Q
period 1997-09-30
AJAY SPORTS INC
filed 1997-11-14
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                       For the transition period from___ to___

                           Commission File No. 0-18204

                               AJAY SPORTS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                                39-1644025
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                                   (414) 728-5521
-------------------------------------             -----------------------------

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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 10/31/97 is 23,274,039.

Item 1.      FINANCIAL STATEMENTS

                                                                  AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                      (IN THOUSANDS)


                                                                                     September 30, 1997          December 31,
                                                                                         (Unaudited)                     1996



ASSETS
Current assets:
     Cash and cash equivalents                                                            $      118            $          64
     Trade accounts receivable, net                                                            6,004                    5,274
     Inventories                                                                               6,999                    7,957
     Prepaid expenses and other current assets                                                   780                      362
     Deferred tax benefit                                                                        363                      363
                                                                                              ------                   ------
                    Total current assets                                                      14,264                   14,020

Fixed assets, net                                                                              1,791                    1,822
Other assets                                                                                     226                      320
Deferred tax benefit                                                                             756                      756
Goodwill                                                                                       1,676                    1,709
                                                                                            --------                  -------
                   Total assets                                                            $  18,713             $     18,627
                                                                                           =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable to affiliates                                                          $   1,108             $        885
      Notes payable to bank                                                                    2,340                    6,104
      Current portion of capital lease                                                             6                        9
      Accounts payable                                                                         3,508                    3,107
      Accrued expenses                                                                           828                      567
                                                                                            --------                  -------
                    Total current liabilities                                                  7,790                   10,672

Notes payable to affiliates - long term                                                        2,828                        -
Notes payable to banks - long term                                                             6,460                    5,196
Long term portion of capital lease                                                                14                       17

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares outstanding at liquidation value          1,250                    1,250
            Series C, $10.00 par value, 296,170 shares
            outstanding at stated value                                                        2,962                    2,962
      Common stock, $.01 par value 100,000,000 shares authorized, 23,274,039
            shares outstanding                                                                   233                      233
Additional paid-in capital                                                                     9,313                    9,313
Accumulated deficit                                                                          (12,137)                 (11,016)
                                                                                             -------                  --------
            Total stockholders' equity                                                         1,621                    2,742
                                                                                             -------                  --------
            Total liabilities and stockholders' equity                                     $  18,713              $    18,627
                                                                                             =======                  ========















                                                                                           1





                                                                             AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                     (UNAUDITED)


                                                                   Three Months                                 Nine  Months
                                                                Ended September 30,                           Ended September 30,
                                                           1997                  1996                       1997              1996


Net sales                                           $      6,854           $     4,730               $     24,039      $     19,317

Cost of sales                                              6,248                 4,022                     20,356            15,824
                                                          ------                ------                    -------            -------
      Gross profit                                           606                   708                      3,683             3,493

Selling, general and                                       1,248                 1,253                      3,710             3,711
   administrative expenses
                                                          ------                ------                    -------            -------
      Operating income                                      (642)                 (545)                       (27)             (218)

Non-operating expense:
      Interest expense, net                                  330                   263                       1046               840
      Other, net                                              24                    14                         44                19
                                                          ------                ------                    -------            -------
      Total non-operating expense                            354                   277                       1090               859
                                                          ------                ------                    -------            -------
Income (loss) before income taxes                           (996)                 (822)                    (1,117)           (1,077)

Income tax expense (benefit)                                   -                  (280)                          -             (360)
                                                          ------                ------                    -------            -------
Net income (loss)                                   $       (996)          $      (542)              $     (1,117)       $     (717)
                                                          =======               =======                    =======           =======
Income (loss) per common share outstanding*         $       (.05)          $      (.03)              $       (.06)       $     (.04)
                                                          =======               =======                    =======           =======
Income (loss) per common share & equivalents        $       (.05)          $      (.03)              $       (.06)       $     (.04)
outstanding**
                                                          =======               =======                    =======           =======
Weighted average common shares outstanding                 23,274                23,257                     23,274           23,264
                                                          =======               =======                    =======           =======




*  Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.

**Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common share and common share equivalents outstanding.




















                                                                                      2

                                                                                         AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           (IN THOUSANDS), (UNAUDITED)



                                                                                                          Nine   Months
                                                                                                      Ended  September 30,
                                                                                                 1997                         1996



Cash flows from operating activities:
     Net income (loss)                                                                 $       (1,117)               $        (717)
      Adjustments to reconcile net cash flows from
      operating activities:
                  Depreciation and amortization                                                   292                          286
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
                   Trade accounts receivable, net                                                (730)                         592
                    Inventories                                                                   958                          703
                    Prepaid expenses and other current assets                                    (418)                        (192)
                    Other assets                                                                   86                         (162)
                    Deferred tax benefits                                                           -                         (360)
                    Accounts payable                                                              401                          356
                    Accrued expenses                                                              333                          (19)
                    Goodwill                                                                        -                         (300)
                                                                                             ---------                    ---------
                    Net cash used in
                    operating activities                                                         (195)                         187
                                                                                             ---------                    ---------
Cash flows from investing activities:
       Acquisitions of property, plant, equipment                                                (220)                        (194)
      Dispositions  of  fixed assets                                                                 -                         (64)
                                                                                             ---------                    ---------
                     Net cash used in
                     investing activities                                                        (220)                        (258)
                                                                                             ---------                    ---------
Cash flows from financing activities:
        Net change in bank loans                                                               (2,500)                        (396)
        Net change in notes payable to affiliates                                               3,051                          560
        Preferred stock conversion                                                                  -                           12
        Dividends                                                                                 (82)                        (228)
                                                                                             ---------                    ---------
                      Net cash provided by
                      financing activities                                                        469                          (52)
                                                                                             ---------                    ---------
Net increase in cash and cash equivalents                                                          54                         (123)
Cash and cash equivalents at beginning of period                                                   64                          362
                                                                                             ---------                    ---------
Cash and cash equivalents at end of period                                             $          118                  $       239
                                                                                             =========                    =========
Supplemental disclosures of cash flow information:
       Cash paid for interest                                                          $          880                  $       881
                                                                                             =========                    =========
       Cash paid for income tax                                                                     -                            -
                                                                                             =========                    =========













                                                                                   3

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1997 and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and the cash flows for the same nine-month periods.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The interim period results are not necessarily indicative of results which may be expected for any other interim or for the full year. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period.
Accordingly, such costs are subject to year end adjustment.

Note 2.  INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                           September 30,                         December 31,
                                   1997                                 1996
                       -------------------                   ------------------
Raw Materials                    $2,042                               $4,153
Work in Process                     825                                  995
Finished Goods                    4,132                                2,809
                                  -----                                -----
                                 $6,999                              $ 7,957
                                  =====                                =====

Note 3.  DEBT


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

Under the Revolver, the Company and Williams can borrow up to $26,000,000 based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the Bank's prime rate plus 0.5%. The Real Estate Loan and Term Loan I bear interest at the Bank's prime rate plus 0.75%. At the Agent's option, funds may be borrowed under the Revolver, the Real Estate Loan and the Term Loan I at the London InterBank Offering Rate ("Libor") plus 2.75%, 3% and 3% respectively. The Revolver, Real Estate Loan and Term Loan I mature on July 11, 2000 and are secured by substantially all of the assets of the Company and Williams. The Real Estate Loan is being amortized over 20 years and the machinery and Term Loan are being amortized over seven years with all remaining principal outstanding due on July 11, 2000. At July 11, 1997, after the Loan closing, approximately $1,545,000 was available for borrowing under the New Loan. Term Loan II matures on June 1, 1999 with principal payments based upon an amortization period of 24 months plus additional principal payments equal to any excess proceeds from the sale of one of Williams' subsidiaries after repayment of any indebtedness under the Revolver borrowing due from the Williams subsidiary being sold plus principal payments equal to 50% of the Company's and Williams' annual consolidated excess cash flow as defined. The Loan agreement restricts payment of any dividends by the Company, requires the Company and Williams in the aggregate to maintain minimum working capital of $25,000,000 exclusive of the Revolver and maintain minimum tangible net worth of $11,000,000. The Loan also restricts additional indebtedness and common stock repurchases and restricts combined Company and Williams' annual capital expenditures and increased operating lease obligations to $2,500,000 and $600,000, respectively. The Company is in compliance with the covenants of the Loan Agreement as of 9/30/97. The Loan agreement imposes a prepayment penalty of 3%-5%, which is waived if the Loan is repaid with proceeds from the sale of assets or equity or is refinanced with an affiliate of the Bank.

Williams has made loans and provided capital to the Company to assist the Company in meeting its financing requirements. In addition to $560,000 at closing, the Company borrowed $2,268,000 from Williams in order to close the loan. The Company agreed to grant Williams a security interest junior to the bank's security interest. The characterization of the Company's obligation to Williams as equity or debt has not yet been determined. The Company and Williams have, however, agreed that this is a long-term investment. Accordingly, the obligation is reported as a long-term liability. The Company, however, continues to rely on extended vendor terms and affiliate financing to meet its financing needs.

Ajay continues to focus on obtaining additional financing availability.


Note 4.  BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter and nine months ended September 30, 1997 (unaudited) are as follows (in thousands):


                        Quarter Ended September 30, 1997
                              Furniture                Golf          Corporate     Consolidated
                             ----------             --------         ---------     ------------

Net Sales                        $  403              $6,451          $        -     $   6,854
Operating Profit/(Loss)            (340)               (174)               (128)         (642)
Total Assets                      2,365              16,348                   -        18,713
Depreciation/Amortization            31                  68                   -            99
Capital Expenditures                 47                  74                   -           121

                        Nine Months Ended September 30, 1997
                                Furniture                Golf          Corporate    Consolidated
                               ----------            ---------         ---------    ------------
Net Sales                         $3,764             $20,275           $       -     $ 24,039
Operating Profit/(Loss)              103                 107               (237)          (27)
Total Assets                       2,365              16,348                   -       18,713
Depreciation/Amortization             67                 225                   -          292
Capital Expenditures                 102                 118                   -          220


Note 5.  DIVIDENDS

Dividends on Series C Convertible Preferred Stock have not been declared for the first three quarters of 1997 due to unavailability of funds. Series C dividends are permitted to be paid under the new loan agreement when sufficient funds become available.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - At September 30, 1997 the Company had working capital of $6,474,000 as compared with $3,348,000 at December 31, 1996. The ratio of current assets to current liabilities at September 30, 1997 was 1.8 to 1, compared to 1.3 at December 31, 1996. The improvement in working capital was a result of the successful refinancing of debt and the resulting reclassification of a portion of the short-term debt to long-term debt.

At September 30, 1997 the Company had increased its borrowings by $551,000 since December 31, 1996. This was primarily due to operating losses sustained by its Palm Springs Golf, Inc. subsidiary.

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

The new loan agreement with Wells Fargo Bank provides a combined Company/Williams facility with a three year expiration. Ajay's portion of the facility includes a revolver, the availability of which is based on receivable and inventory collateral values subject to specified rates and ineligible factors. At the time of funding, the new revolver balance was $6,825,000 and is $5,662,000 as of September 30, 1997. The facility also includes a $566,000 term loan secured by machinery and equipment and a $2,340,000 term loan participation by its former bank, and Williams provided $2,268,000 to repay the previous loan in full.

Williams has made loans and provided capital to the Company to assist the Company in meeting its financing requirements. The Company, however, continues to rely on extended vendor terms and affiliate financing to meet its financing needs.

Ajay and Williams will continue to focus on obtaining additional financing from debt and equity sources as well as through the sale of certain assets.

Dividends on Series C Cumulative Convertible Preferred Stock have not been declared for the first three quarters of 1997 due to unavailability of funds. Series C dividends are permitted to be paid under the new loan agreement when sufficient funds become available.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


RESULTS OF OPERATIONS - The Company's operations are highly seasonal with the greatest revenue and operating profits traditionally generated during the January to June period of its year. Operating losses are typical during its second half ending December 31.

During the quarter ended September 30, 1997 the Company had net sales of $6,854,000, compared to $4,730,000 for the same period in 1996. The overall sales increase of 45% was a result of a 126% increase ($225,000) in furniture sales and a 42% increase in golf sales. For the nine-month period ended September 30, 1997 overall sales were up 24% with furniture up 98% and golf sales up 16%.

Gross profit for the three months ended September 30 1997 was 9% of net sales, compared to 15% for the same period in 1996. Furniture gross profit for the present quarter, as compared to the same quarter of the prior year, was down $103K because of the introduction of a new product line. As a result, manufacturing expenses increased in developing the new line and keeping staffing levels higher in anticipation of introducing the new line during the 4th quarter. Gross profit on sales of golf clubs was down $159K due to market conditions which required the lowering of prices to reduce inventories of golf club products. During the quarter, additional costs of $140,000 were incurred from expediting shipments of raw and finished goods and production inefficiencies due to a shortage of cash. Gross profit for the nine-months ended September 30, 1997 was 15% compared to 18% for the same period of the prior year. Margins as a percent of sales were further reduced by a shift in sales mix where increased sales consisted of a larger percentage of purchased-for-resale goods as compared to manufactured-for-sale goods. Purchased-for-resale goods carry lower gross profit margins and correspondingly lower selling and administrative expenses.

Selling, general and administrative expenses expressed as a percentage of sales were 18.2% for the third quarter of 1997, versus 26.4% for the same period in 1996. This reflects a growth in sales. For the nine-months ended 9/30/97, SG&A was unchanged as to amount when compared to the same period for the prior year. As a percent of sales, SG&A declined from 19.2% for the nine-months ended 9/30/96 to 15.4% in the nine-months ended 9/30/97.

Operating loss for the third quarter of 1997 was $642,000 compared to operating loss of $545,000 for the third quarter of 1996. As discussed above, this reflects increased manufacturing expenses in developing and staffing for a new shelving product line, low margins from sales of golf clubs and additional costs from expediting raw materials and production inefficiencies due to a shortage of cash. Operating loss for the nine-months ended 9/30/97 was $27,000 which compares to a loss of $218,000 in the same period of the prior year.

Interest expense increased $67,000 or 25% in the third quarter of 1997 compared to the third quarter of 1996 as a result of a 15% increase in interest bearing debt and an increase in interest rates. Interest expense for the nine-months ended September 30, 1997 was up $206,000 due to rate increases and increased interest bearing debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

As a result of the above, the third quarter loss before income taxes increased $174,000 when compared to the same period in the prior year. The nine-month loss before income taxes was $40,000 more than for the same period in the prior year.

The Company has maintained golf manufacturing and administrative operations in two locations, Cathedral City, California (Palm Springs Golf, Inc.), and Delavan, Wisconsin (Ajay Leisure Products, Inc.). This dual facility operation results in duplicate expenses, less efficiency in execution and reduced service levels. In its continuing effort to improve results, the Company plans to consolidate the manufacturing and administration facility into the Delavan facility during the quarter ending 12/31/97. Management anticipates that this consolidation and its resulting benefits will contribute significantly to improving the future financial results of the Company.

PART II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


     a) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

     b) Exhibit #27:   Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
      -----------------------
Its:     Corporate Secretary





By:    /s/Duane R. Stiverson
      -------------------------
Its:    Chief Financial Officer



Date:   November  14, 1997