Form 10-K
period 1997-12-31
AJAY SPORTS INC
filed 1998-03-31
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

Mark One



(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from ___ to___

                         Commission File Number 0-18204

                                AJAY SPORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                                39-1644025
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

       1501 E. Wisconsin Street
       Delavan, Wisconsin 53115                              (414) 728-5521
---------------------------------------        --------------------------------
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


     The aggregate market value of the voting stock held by nonaffiliates as of February 12, 1998 was $1,598,711. The number of shares outstanding of the Registrant's $.01 par value common stock at February 12, 1998 was 23,274,039.

                       Documents Incorporated by Reference
   Portions of the Registrant's Proxy Statement for annual meeting to be held
                   May 29, 1998 ("1998 Proxy Statement") have
                       been incorporated by reference into
                           Part III of this Form 10-K.

                               Ajay Sports, Inc.
                                     Index
                               December 31, 1997


PART I.                                                                   Page
                                                                         ------
Item 1.  Description of Business                                           4-8

Item 2.  Description of Property                                           8-9

Item 3.  Legal Proceedings                                                   9

Item 4   Submission of Matters to a Vote of Security Holders                 9

PART II.

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                             10-12

Item 6.  Selected Financial Data                                            13

Item 7.  Management's Discussion and Analysis                            14-17
Item 8.  Financial Statements                                       F-1 - F-19

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                17

PART III.

Item 10. Directors and Executive Officers of the Registrant                 18

Item 11. Executive Compensation                                             18

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                         18

Item 13. Certain Relationships and Related Transactions                     18

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 10-K                                                       19-22

SIGNATURE PAGE                                                              23

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

     Ajay's products primarily are sold nationwide to large retailers such as discount stores, department stores, catalog showrooms and other mass merchandise and sports specialty outlets. The products manufactured by the Company are sold under the Spalding(R), Palm Springs(R), Pro Classic(R), Leisure Life(R), Pro USA(R) and private label brand names. Leisure Life's furniture products are sold through independent retailers, hardware store cooperatives and larger chains of home and garden stores. Palm Springs' products are sold through off-course golf specialty shops.

     The Company was organized under Delaware law on August 18, 1988. Its administrative office is located at 7001 Orchard Lake Road, Suite 424, W. Bloomfield, MI 48322, where its telephone number is (248) 851-5651, and its executive and principal manufacturing and distribution facilities are located at 1501 E. Wisconsin Street, Delavan, Wisconsin 53115, (414) 728-5521. The Company also operates a manufacturing and distribution facility at 215 4th Avenue North, Baxter, TN 38544, headquarters for its Leisure Life subsidiary. Headquarters for Ajay Leisure Products, Inc. and Palm Springs Golf, Inc. are located at 1501 E. Wisconsin St., Delavan, WI 53115.

Business Strategy

     The Company's strategy is to maintain and improve its position as a leading supplier of golf clubs, golf bags, golf carts, golf accessories and leisure indoor and outdoor furniture. The Company believes that the following competitive strengths contribute to its position as a market leader:

     Strong Brand Recognition. Spalding(R), Palm Springs(R), and Pro Classic(R) are highly recognized names in the golf accessory industry and the Company believes that many of its products hold strong market positions. The Company believes that its brand recognition and market position enhance the ability to sell products through various channels, including mass merchandisers and regional retailers. A significant portion of the Company's revenues result from the sale of products manufactured and sold pursuant to a license agreement with Spalding Sports Worldwide ("Spalding"). The Company has been selling golf bags, golf carts, golf gloves and a broad range of general sports accessories pursuant to this agreement, which expires June 30, 1998.

     Reputation for Quality. The Company believes that the performance of its products equals or exceeds the performance of its competitors' products at each price point. To assure the quality of its products, the Company continually invests in technical design and support, and tests and monitors the performance of its products. At its own facilities, the Company relies on its skilled and experienced work force for quality control. To assure the quality of products sourced from third-party manufacturers, the Company has established and works to maintain close, long-term relationships that emphasize service, quality, reliability, loyalty and commitment. In addition, the Company maintains a sourcing office in its largest foreign source markets to assure quality, reliability, new product ideas and a constant commercial interface.

     Tradition of Innovation. Throughout its history, the Company has maintained a tradition of new product development. New bag styles, new accessories, new gloves, new furniture and other new product designs for 1998 are continuing examples of the Company's commitment in this area.

     Breadth of Product Lines. The Company offers a wide selection of golf clubs, golf bags, golf gloves, golf carts and golf accessories, and a growing list of outdoor and indoor casual living furniture. Through its broad product lines, the Company offers mass merchants and regional retailers the ability to fulfill product demands and needs from a single source. The Company's product lines establish it as one of the nation's leading manufacturers of golf bags along with being a leader in the golf related accessories category. Its line of golf bags consist of over 50 models which vary by size, color, type of material and related features. The line of golf related accessories consists mainly of consumable items such as tees, gloves, head covers, practice balls, spikes, golf ball retrievers, umbrellas and golf training devices.
The accessory category includes over 100 individual items.

     Golf carts, golf bags and related accessories have historically accounted for approximately 96% of Ajay's gross sales. Golf clubs historically have accounted for 65% of Palm Springs sales. In the future, beginning with 1998, Palm Springs is emphasizing bags, accessories, gloves and carts over clubs. Leisure Life's sales consist 100% of indoor and outdoor leisure furniture.

Growth Opportunities

     The Company believes that its strong brand recognition, reputation for quality, tradition of innovation and breadth of product lines position it to take advantage of opportunities for future growth including:

     Increased Distribution. The Company's products traditionally were sold to customers through mass merchants and regional retailers. With the acquisition of certain assets of Palm Springs in October, 1995, the Company now has distribution through off-course golf specialty shops. Management believes that those who purchase golf products from mass merchants and regional retailers generally play golf at municipal and other public golf courses. Based on the increase in these types of courses in the last few years, management believes that this market segment will experience continued growth in the near future. Accordingly, and particularly with the new distribution channel opened as a result of the Palm Springs acquisition, the Company intends to focus on increasing its direct sales efforts to include smaller golf specialty stores where it has historically been under-represented, while continuing to maintain and build upon its position with mass merchandisers and regional retailers.

     New Product Development. The Company believes that it is important to increase its sales of products through design improvements and modifications to existing products as well as the development and introduction of new products. The Company has continued to introduce new and redesigned products to the market. The Company has also increased its emphasis in this area by devoting additional resources in equipment and personnel.

     The Company is developing new products for sports, other than golf, that utilize the Company's existing manufacturing capabilities, specifically its cut and sew operations, with the goal of commencing sales during the summer and fall to offset the historical seasonality of the golf lines. Management believes that it will be able to determine the market acceptance for these new products without incurring a significant amount of expense.

     Leisure Life has introduced a new line of swing furniture for the 1998 sales year. This line is again less expensive than its previous line of swing furniture and incorporates improved product performance features, design features, improved illustration based instructions, improved packaging, improved quality and several cost reduction features. It also plans to expand on the convertible combination bench/table product. Other new products include a line of leisure dining tables, storage shelving, book cases and painted indoor furniture.

Sports Business

     Golf, which is the primary market for Ajay's and Palm Springs' business, continues to be a popular form of recreation. According to the National Golf Foundation ("NGF"), a trade association, there were 2.7% fewer rounds of golf played in 1996 than 1995 which was up 5.5% from 1994. The pace of golf course development also continues steadily. NGF reports that 429 golf courses were opened for play in 1997 compared to 442 in 1996 and marking the

3rd straight year where openings exceeded 400. According to NGF market research, the number of U. S. golfers is approximately 25 million. This group consists of 80% male and 20% female and 78% are between the ages of 17 and 60. The Company believes there is a great opportunity for increased participation by females and golfers under 18 and over 60. This belief is based on expected increased interest by younger players influenced by Tiger Woods and Karrie Webb, increased emphasis on women's golf and improvements in health, leisure time and increasing numbers of people moving into the over 60 group.

     Licensing. A significant portion of Ajay's revenues result from the sale of products manufactured and sold pursuant to various license agreements, the loss of which could have a material adverse effect on the Company's business.

     Ajay sells golf bags, hand-pulled golf carts and a broad range of general sports accessories through a license agreement with Spalding. The Company is currently reviewing a proposal from Spalding Sports Worldwide to extend its current license agreement, due to expire June 30, 1998, through June 30, 2000. As consideration for this license, Ajay is required to pay royalties to Spalding based on a percentage of sales, subject to annual minimums of $550,000 for the years ended June 30, 1997 and 1998. Other conditions of the agreement require Ajay to expend 2% of sales under the agreement on advertising and related costs, with 1% remitted to Spalding. Ajay must also maintain a ratio of total current assets to total current liabilities on a monthly basis in excess of 1.0.
According to the proposed agreement, Spalding has the right to terminate the license agreement in the event of any substantial change in the ownership, control, officers or management of Ajay. Approximately 75%, 69%, and 67% of Ajay's total sales related to products sold under the Spalding license agreement during the years ended December 31, 1997, 1996, and 1995, respectively.

     Manufacturing and Design. The preliminary production of Ajay's golf bags is undertaken at its Delavan, Wisconsin facility, where raw materials are fabricated in preparation for sewing and assembly at its Mexicali, Mexico facility. In addition, Ajay supplements in-house production through utilization of subcontractors to produce products according to its specifications. Final manufacturing, assembly and distribution for Ajay and Palm Springs products occurs at facilities located in Delavan, Wisconsin. The Palm Springs facility, formerly located in California, was integrated into Delavan beginning November 14, 1997.

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

     Marketing and Distribution. Ajay's product lines traditionally have been distributed primarily through discount stores, department stores, catalog stores and other mass merchandise outlets. The Company also sells through most major chain retailers and off-course golf specialty shops. The Company's largest customer is Wal-Mart, which accounted for approximately 30% of the Company's sales in 1997. The second and third largest customers accounted for 15% and 11% of the Company's sales. The loss of any of these accounts would have a material adverse effect on the Company's results. The Company believes its relationship with these customers is good.

     Except for certain major accounts, the majority of Ajay's accounts are serviced by manufacturers' representatives working on a commission basis. Ajay services its major accounts through a combination of manufacturers' representatives and its own in-house sales force. Palm Springs services its customers through its in-house and regional sales staffs. The Company's management regularly consults with major customers to discuss merchandising plans and programs, anticipated needs and product development.

     The Company believes it has good name recognition in the industry and attempts to expand that recognition through participation in trade shows, advertising in trade publications and supplying literature and catalogs to the retail trade and consumers.

Leisure Furniture Business

     Demographic changes have driven a shift for the last ten years toward a casual living lifestyle. This is evidenced by the proliferation of decks, patios, and sun rooms. Americans are spending more time in a relaxed casual manner.

     Leisure furniture, used on porches, decks, patios, in sun rooms and yards has principally consisted of aluminum, resin, wrought iron and low to medium priced wood products. The designs of wood products have not been stylish or particularly comfortable for seating. Leisure Life's "In Motion" furniture products, which feature contoured slings, adjustability and comfort, have been received favorably in the leisure furniture market.

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

     Marketing and Distribution. Initially, marketing focused on individual retailers of outdoor and unfinished furniture within a 300-mile radius of the manufacturing facility. Currently, Leisure Life supplies nearly 600 selected small dealers, several with multiple stores and has developed sales to regional chains. Leisure Life distributes through specialty stores, such as nurseries, hardware stores, pool and patio dealers, home centers and garden shops. Leisure Life services its accounts through its in-house sales force and commissioned sales representatives. Leisure Life has display trucks containing samples of its furniture line, which are used to attract more dealers. In addition, more national coverage is being developed through the use of commissioned manufacturer's representatives and through exhibits at trade shows targeted at hardware and nursery markets. The export market also shows a growing potential with current sales approaching 20% of total sales.

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

Competition

     Ajay competes in the golf bag, cart and accessory business with several other domestic companies including Wilson, Gold Eagle, MacGregor, Dunlop, Knight and others. While increased imports of low cost competitive products, primarily from the Pacific Rim, continue to subject domestic producers to intense price competition and have created extreme price sensitivity, it also provides a source of competitive products for the Company to offer.

     Palm Springs competes for specialty golf store retail space with over 50 competitors. Retail golf specialty stores carry many lines. The premium brands are represented by names such as Cobra, Callaway, Carsten and Taylor. Other competitors are Datrek, Miller, Burton, Gold Eagle and Mitsushiba. Palm Springs offers a line of high quality and feature filled products which sell at moderate price levels and offer consumers high value to price ratios.

     Leisure Life has had limited but rapidly growing operations. At this time, Leisure Life, as compared to the large number of manufacturers of indoor and outdoor furniture, is not a significant competitor. In Leisure Life's niche market there are no dominant furniture manufacturers supplying, on a national basis, comparable cushioned, suspended sling back comfort products specifically targeted for porches, decks, patios, and sun rooms. There are small firms supplying on a regional basis. Competitions include Richie Industries, Palmetto Mfg., Lakeland Mills, Rivenwood and Atwood. Management does not believe that there are any other similar wood furniture products that are adjustable.
However, there is competition for display space in stores, along with competition from other wood, resin, aluminum, cushion, and plastic furniture products.

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

     Leisure Life purchases pressure treated pine, fabric, cushion stuffing, and miscellaneous hardware used in the manufacturing and assembly process from domestic sources. Alternative sources for raw materials are available and Leisure Life has not experienced difficulty in obtaining raw materials.

Patents and Trademarks

     Ajay, Leisure Life and Palm Springs own several patents and trademarks and have proprietary knowledge relating to their product lines. Management does not believe that the loss of any of its patents would have a material adverse effect on its business.

Employees

     As of March 13, 1998, the Company had a total of 418 employees: 120 employees at the Delavan, Wisconsin facility, 223 employees at the Mexicali, Mexico facility and 75 employees at the Baxter, Tennessee facility. The Company considers its current relations with its employees to be good.

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

     Through its wholly-owned subsidiary, Ajay Leisure de Mexico, S.A. de C.V., Ajay leases an additional manufacturing facility consisting of approximately 30,000 square feet in Mexicali, Mexico. The lease expires on January 14, 2005.

     Leisure Life owns its manufacturing, assembly, and warehouse facility in Baxter, Tennessee, which consists of approximately 40,000 square feet of manufacturing and warehousing space, located on 2.8 acres. The property carries a mortgage in the amount of $210,000.

     Although relocated in November 1997 to Delavan, Wisconsin, Palm Springs still leases an empty facility in Cathedral City, California, which consists of approximately 17,000 square feet. The lease expires March 1, 2002. The Company is attempting to sublease or otherwise renegotiate a settlement with the owner.

     These facilities adequately meet the Company's production capacity requirements. The Company, on average, utilizes approximately 80% of its facility square footage. In order to avoid periodic total plant shutdowns, the Company adjusts its product production schedules to maintain sufficient inventory levels and to maintain a full work force.


Item 3.  Legal Proceedings

     The Company, through its operating subsidiaries, Ajay, Palm Springs and Leisure Life, are involved in various legal proceedings which are normal to its business, including product liability and workers' compensation claims. The Company believes that none of this litigation is likely to have a material adverse effect on its financial condition or operations. The Company faces the risk of exposure to product liability claims if consumers using the Company's products are injured in connection with their use. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. Based on historical experience, Ajay, Leisure Life and Palm Springs have product liability insurance coverage which the Company believes is adequate.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's Common Stock, Units, Warrants and Series C 10% Cumulative Convertible Preferred Stock are traded on the NASDAQ Stock Market's Small Cap Market. The following table sets forth the range of high and low trade prices given quarterly by NASDAQ for the last two years.


COMMON STOCK                                             TRADE PRICES
------------                                             ------------
1996                                            HIGH                    LOW
----                                            ----                    ---
First Quarter                                 $  .75                 $  .41
Second Quarter                                $  .75                 $  .30
Third Quarter                                 $  .47                 $  .34
Fourth Quarter                                $  .44                 $  .25

1997
----
First Quarter                                 $  .31                 $  .16
Second Quarter                                $  .34                 $  .13
Third Quarter                                 $  .28                 $  .19
Fourth Quarter                                $  .34                 $  .13

UNITS
1996                                            HIGH                    LOW
----                                            ----                    ---
First Quarter                                 $ 4.00                 $ 3.00
Second Quarter                                   N/A                    N/A
Third Quarter                                 $ 2.75                 $ 2.75
Fourth Quarter                                $ 1.50                 $ 1.50

1997
----
First Quarter                                 $ 1.00                 $ 1.00
Second Quarter                                   N/A                    N/A
Third Quarter                                    N/A                    N/A
Fourth Quarter                               $   .75                 $  .75

WARRANTS (Delisted 11/13/1997)
1996                                             HIGH                    LOW
----                                             ----                    ---
First Quarter                                 $  .25                 $ .06
Second Quarter                                $  .25                 $ .16
Third Quarter                                 $  .19                 $ .06
Fourth Quarter                                $  .13                 $ .03

1997
----
First Quarter                                 $  .03                 $ .03
Second Quarter                                $  .05                 $ .02
Third Quarter                                 $  .03                 $ .02
Fourth Quarter                                $  .02                 $ .02

SERIES C PREFERRED STOCK                                 TRADE PRICES
------------------------                                 ------------
1996                                             HIGH                    LOW
----                                             ----                    ---
First Quarter                                 $ 9.63                  $ 6.25
Second Quarter                                $ 9.75                  $ 7.50
Third Quarter                                 $ 8.25                  $ 7.00
Fourth Quarter                                $ 7.50                  $ 6.00

1997
----
First Quarter                                 $ 6.75                  $ 5.25
Second Quarter                                $ 6.00                  $ 4.38
Third Quarter                                 $ 5.00                  $ 4.38
Fourth Quarter                                $ 6.13                  $ 3.00

     The NASDAQ Stock Market, Inc. issued new standards for continued listing of SmallCap Market participants which became effective on February 23, 1998. Ajay is a SmallCap Market participant and as such falls under these new rules. On that effective date, Ajay did not meet two of the quantitative criteria established by NASDAQ. Under these criteria, net tangible assets must exceed $2 million and the minimum bid price must exceed $1.00 per share. Under the new standards, NASDAQ has established a review process for SmallCap companies temporarily out of compliance. If, after the hearing, NASDAQ is satisfied with a company's plan to achieve compliance with the new standards in a reasonable period of time, NASDAQ may issue a temporary waiver to prevent delisting. The Company has requested a hearing and forwarded to NASDAQ its plan to achieve compliance. The NASDAQ listing qualifications panel will consider the matter during the week of April 6, 1998. The panel's final determination will be issued in the form of a written decision letter.

Holders

     The number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company's transfer agent, as of February 12, 1998 are as follows:

                            Common Stock                  391
                            Preferred C                    11
                            Warrant A                      58
                            Warrant B                       3

     The Company believes that its round lot common shareholders total over 1,500 based on a street name shareholder listing breakdown with a record date of 2/12/98.

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

     Holders of the Company's Series C Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of $1.00 per share. Dividends on the Series C preferred stock have been declared and paid through the year ended December 31, 1996. Due to a shortage of operating funds to run the business, dividends have not been paid since January 1997. Until the Company has cash available for dividends, it does not anticipate declaring or paying dividends on its Series C preferred stock.

     The Company has declared the following Series C 10% Cumulative Convertible Preferred Stock dividends during the prior two years:

                           Declaration Date          Amount per Share             Record Date             Payment Date
                          -----------------          -----------------            -----------            --------------

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

                                                                         Year    Ended     December    31,
                                                                 1997         1996         1995          1994         1993
                                                                ------       ------      --------     --------     --------
Statement of Operations:
    Net sales                                                   $30,330      $24,341      $18,728       $12,899      $15,902
    Cost of sales                                                26,585       20,759       15,291        12,291       14,172
                                                                 ------       ------       ------        ------       ------

    Gross profit                                                  3,745        3,582        3,437           608        1,730

Selling, general and
    administrative expenses                                       5,837        5,067        3,247         2,747        2,834
                                                                -------      -------       ------        ------      -------

Operating income (loss)                                          (2,092)      (1,485)         190        (2,139)      (1,104)

Nonoperating income (expense):
    Interest expense - net                                       (1,280)      (1,103)         (801)        (614)        (697)

Loss on write down of advances
    to affiliate                                                      -             -            -            -         (123)

Gain (loss) on disposition of
    investment in affiliate, net                                      -             -            -           (38)          -

Other, net                                                         (144)         (38)          (41)         (289)          3
                                                                 -------      -------       -------        ------      --------

Income (loss) from operations before
    income taxes                                                 (3,516)      (2,626)         (652)       (3,080)      (1,921)
                                                                  ------       ------        ------        ------      ------

Income tax expense (benefit)                                          0         (893)         (208)             -           -
                                                                ---------     -------       -------      ----------   ----------

Net income (loss)                                               $(3,516)     $(1,733)     $   (444)      $(3,080)     $(1,921)
                                                                 ======        ======        =======      ========    ========

Net income (loss) per common share                              $  (.17)   $    (.09)   $    (.03)    $    (.27)     $   (.24)
                                                                 ========     ========     ========      ========     ========

Weighted average common and common
    stock equivalent shares outstanding                           23,274       23,242       22,722        12,218         8,812
                                                                  ======       ======       =======       =======      ========

Cash dividends per common share                                        -             -          -              -            -




                                                                                 December 31,
Balance sheet data:                                           1997          1996         1995         1994         1993
                                                         ---------     ---------   ----------   ----------    ---------

Working capital                                           $  8,200      $  3,348    $   6,323    $     593    $     903
Total assets                                              $ 16,614      $ 18,495    $  18,486    $   9,365    $  10,507
Long term debt                                            $ 13,229      $  5,196    $   5,111    $     121            -




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company was formed in 1988 to acquire certain assets, liabilities and operations of the sports accessory business of Roadmaster Corporation ("Roadmaster"). The Company was capitalized initially through a private placement of stock and an initial public offering (approximately $3.1 million in net proceeds), a long-term debt of $4 million owed to Roadmaster for the purchase of the business, and a revolving credit facility.

     Until October 1993, the Company was controlled, in part, by Roadmaster and Equitex. TICO, an entity controlled by Thomas W. Itin, the Chairman and President of the Company, obtained control from Roadmaster and Equitex in October 1993.

     During August, 1994 the Company acquired a leisure furniture business, Leisure Life, Inc. which has its offices and operations in Tennessee. During October, 1995 the Company acquired the assets of two golf businesses - Korex Corporation and Palm Springs Golf Company, Inc.. Korex was subsequently absorbed within the product lines of Ajay Leisure Products, Inc.. Palm Springs Golf continued to operate in its California facility until November 14, 1997 when its operations were consolidated into Delavan, Wisconsin where it now shares facilities and functions of Ajay Leisure Products, Inc. This consolidation step was taken in order to gain more effective business control, reduce costs and expenses and de-emphasize the golf club business, while growing its other product lines (bags, gloves, accessories, carts). As can be seen in the accompanying financial statements, footnote 8, Ajay Sports' operating loss was a result of the poor performance of Palm Springs Golf. The golf club line was the major contributor to its losses. By consolidating operations, de-emphasizing clubs and expanding other lines, the Company believes it can significantly reduce Palm Springs' operating loss in 1998.

Results of Operations

Net Sales

     Net sales in 1997 were $30.3 million, an increase of $6.0 million, or 25% when compared to 1996 sales. The sales increase in the golf product line was $4.3 million or a 20% increase. This occurred totally in mass market golf sales. The Company registered no sales increase to specialty golf stores. Furniture sales increased $1.7 million or 63%. Sales increases in the mass merchant channel represent increased sales to existing customers and furniture sales increases represent an increase in the customer base, both foreign and domestic. Historically, mass market sales has been Ajay's core business. In October 1995, the Company acquired Palm Springs Golf, Inc. which opened another channel, specialty golf stores. Palm Springs was primarily a golf club manufacturer and marketer. Due to the difficulty incurred by Palm Springs in marketing its clubs, the Company has de-emphasized club sales and is emphasizing the sale of bags, carts, gloves and accessories to the specialty golf store channel. In November 1997, the Company moved the Palm Springs operations to its Delavan, Wisconsin facility with the goal of achieving administrative and operating efficiencies and reducing the losses experienced by the Palm Springs subsidiary.

    Sales in 1996 were $24.3 million, an increase of $5.6 million or 30% compared to 1995. The overall sales increase occurred in both the golf and furniture product lines. Sales of golf products increased by $1.2 million in the mass market and $2.9 million in the golf specialty store market. The specialty market increase was due to the acquisition of Palm Springs Golf in October 1995. The mass market sales increase was due to increased sales as a result of the purchase of a golf product line from Korex Corporation in October 1995. Sales of furniture products increased $1.3 million or 93%. The furniture business began in August 1994 and contributed $140,000 of sales in that short year.

Gross Margin

    The Company's gross margin increased 4.6% to $3,745,000 compared to $3,582,000 for the 1996 year. Gross margin as a percent of sales declined to 12.3% as compared to 14.7% of sales for 1996. Contributing to this decline were three factors. The first was the lack of sufficient operating liquidity during 1997 which resulted in increased costs in manufacturing, logistics and product substitutions. The second factor was the poor performance of Palm Springs' golf club product line in the marketplace. The final factor was the closing of the Palm Springs Golf facility in California and consolidating it into Delavan, Wisconsin. These factors reduced gross profit margin by approximately 2.0%, 1.6% and 0.7% respectively.

    The gross profit amount for the year 1996 of $3,582,000 increased 4.2% over the previous year, 1995. As a percent of sales, the gross margin in 1996 declined 3.7 % when compared to 1995. The decline was due to adverse results in the Palm Springs Golf product lines, most particularly in golf clubs. Palm Springs Golf had been acquired in October 1995 and the turnaround effort in 1996 diluted management focus and vital operating and financial resources from the companies other business areas resulting in higher costs of production.

Selling, General and Administrative Expenses

    As a percent of sales, SG&A was 19.2% for 1997 compared to 20.8% of sales for the prior year of 1996. SG&A expenses during 1997 increased by $770,000 or 15.2% compared to 1996. The largest contributor to increased expenses was the cost of refinancing the Company which contributed nearly 1 percentage point to SG&A. SG&A expenses during 1996 were $5.1 million which compared to $3.2 million in the prior year 1995. Approximately $1.4 million of the total SG&A expense for 1996 was attributable to the acquisition of Palm Springs Golf. This added $1.4 million to the year 1996.

Interest Expense

    Interest expense was $1,280,000 for 1997, an increase of $177,000 over the prior year. The increase in interest expense in 1997 was primarily the result of increased debt to finance Palm Springs losses. Interest expense in 1996 was $1,103,000 representing an increase of $302,000 compared to interest expense of $801,000 in 1995. The increase in interest expense in 1996 was a result of more debt to finance working capital, fund Palm Springs losses and to finance the acquisitions of certain assets of Korex Corporation and Palm Springs Golf Company, Inc.

Income Taxes

The Company had no income tax liability during the years ended December 31, 1997, 1996 and 1995.

Financial Condition

    At December 31, 1997 the Company had working capital of $8,011,000, compared with $3,348,000 at December 31, 1996. This $4,663,000 increase resulted from a reclassification of short term debt to long term debt as a result of refinancing during 1997. The ratio of current assets to current liabilities at December 31, 1997 was 2.8, an increase of 1.5 from the December 31, 1996 current ratio of 1.3.

    Inventories at December 31, 1997 were $6,398,000 compared to $7,957,000 at December 31, 1996. Trade accounts receivable were $5,060,000 at December 31, 1997 compared to $5,274,000 at December 31, 1996. The decrease in inventories was due to the reduction in Palm Springs Golf's inventory.

    At December 31, 1997 and 1996 net fixed assets were $1,723,000 and $1,822,000, respectively. The decrease reflects depreciation in excess of
capital   expenditures   and   disposals   related  to  the  Palm  Springs  Golf
consolidation.

Capital Resources

    The Company expended $250,000 in 1997 for capital expenditures, over half of which was used for improvements in its furniture business manufacturing, with most of the balance allocated to golf bag manufacturing.

Liquidity

    Cash flow from operations for 1997 was negative by $800,000, reflecting the effect from a $3.5 million net loss and a partial offset from decreases in inventories of $1.6 million, receivables of $0.2 million, prepaids and other assets of $0.3 million and depreciation and amortization provisions of $0.4 million. Financing of the negative cash flow came from increased loans from affiliated parties.

    The Company's liquidity varies with the seasonality of its business which, in turn, influences its financing requirements. The seasonal nature of the Company's sales creates fluctuating cash flow, due to the temporary build-up of inventories in anticipation of, and receivables during, the peak seasonal period which historically has been from February through May of each year. The Company has relied and continues to rely heavily on revolving credit facilities for its working capital requirements.

    In November 1996, U. S. Bank advised the Company that the Company was in non-compliance with certain covenants of its loan agreement. Ajay had been operating up until February 12,1997 on a revolver limit of $8.5 million. On February 12, the line was reduced to a $7.0 million maximum facility. The Company did and continued to make all interest payments on time and has operated within the limit amounts contained in the old and new facility lines, although restrictions during February and March curtailed operating capability and reduced sales and profitability opportunities otherwise available. This constriction forced the Company to rely on extended credit terms from its vendors and additional funds from affiliated parties. On April 14, the bank agreed to restructure the line to its former $8.5 million limit although requiring a $500,000 (subsequently reduced to $250,000) term loan payment in June and less favorable formula borrowing rates and an increased interest rate. The restructured facility terminated on July 11, 1997 when the Company obtained a new line from Wells Fargo Bank.

    On July 11, 1997, the Company refinanced its bank debt through a joint $34,088,000 three-year revolving credit and term loan agreement with Wells Fargo Bank (the "Loan"). This Loan is a joint and several obligation of the Company with an affiliate, Williams Controls, Inc. ("Williams"), under which Williams is the agent for all of the borrowers. The combined Loan facility consists of a $26,000,000 revolving loan facility (the "Revolver"), a $2,658,000 real estate loan (the "Real Estate Loan"), a $4,430,000 machinery and equipment loan ("Term Loan I"), and a $1,000,000 term loan II ("Term Loan II").

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

    Under the Revolver, the Company and Williams can borrow up to $26,000,000 based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the Bank's prime rate (8.5% at December 31, 1997) plus 0.5%. The Real Estate Loan and Term Loan I bear interest at the Bank's prime rate plus 0.75%. At the Agent's option, funds may be borrowed under the Revolver, the Real Estate Loan and the Term Loan I at the London InterBank Offering Rate ("Libor") plus 2.75%, 3% and 3% respectively. The Revolver, Real Estate Loan and Term Loan I each mature on July 11, 2000 and are secured by substantially all of the assets of the Company and Williams. The Real Estate Loan is being amortized over 20 years and the machinery and Term Loan are being amortized over seven years with all remaining principal outstanding due on July 11, 2000. Term Loan II matures on June 1, 1999 with principal payments based upon an amortization period of 24 months plus additional principal payments equal to any excess proceeds from the sale of one of Williams' subsidiaries after repayment of any indebtedness under the Revolver borrowing due from the Williams subsidiary being sold plus principal payments equal to 50% of the Company's and Williams' annual consolidated excess cash flow as defined. The Loan agreement restricts payment of any dividends by the Company, requires the Company and Williams in the aggregate to maintain minimum working capital of $25,000,000 exclusive of the Revolver and maintain minimum tangible net worth of $11,000,000. The Loan also restricts additional indebtedness and common stock repurchases and restricts combined Company and Williams' annual capital expenditures and increased operating lease obligations to $2,500,000 and $600,000, respectively. The Company is in compliance with the covenants of the Loan Agreement as of 12/31/97. The Loan agreement imposes a prepayment penalty of 3%-5%, which is waived if the Loan is repaid with proceeds from the sale of assets or equity or is refinanced with an affiliate of the Bank.

    On March 13, 1998 the Company's bank, Wells Fargo Bank, agreed to make revisions in the existing revolving loan availability calculations. The result is to increase availability on its revolver by approximately $750,000. In addition, Wells Fargo has committed to provide the Company with a separate loan facility. Williams Controls and the President of the

Company would be relieved of their guarantees in exchange for a $1 million investment in Ajay Sports by Williams. It is anticipated that this financing plan would be completed by the end of April 1998. Completion of the refinancing plan should provide the Company with sufficient capital to operate through the next 12 months.


Item 7A.          Derivative Securities and Financial Instruments

    Not applicable.


Item 8.           Financial Statements

    Financial statements are attached hereto following Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                    PART III



Item 10.          Directors and Executive Officers of the registrant

    The applicable information set forth in the Registrant's 1998 Proxy Statement to be filed on or before April 30, 1998 is incorporated herein by reference.

Item 11.          Executive Compensation

     The applicable information set forth in the Registrant's 1998 Proxy Statement to be filed on or before April 30, 1998 is incorporated herein by reference.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

     The applicable information set forth in the Registrant's 1998 Proxy Statement to be filed on or before April 30, 1998 is incorporated herein by reference.


Item 13.          Certain Relationships and Related Transactions

     The applicable information set forth in the Registrant's 1998 Proxy Statement to be filed on or before April 30, 1998 is incorporated herein by reference.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 10-K

(a)  1.  Financial Statements:

           Ajay Sports, Inc. and Subsidiaries
           Consolidated Financial Statements of Ajay
           Sports, Inc. and Subsidiaries:

           Reports of Independent Accountants

           Consolidated Balance Sheets - December 31, 1997
           and 1996

           Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Stockholders' Equity Years ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

           Notes to Financial Statements

     2.  Financial Statement Schedules:

           Ajay Sports, Inc. and Subsidiaries:

           Schedule VIII - Valuation and Qualifying Accounts - Years ended December 31, 1997, 1996 and 1995

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

         Exhibit 10.12 First Amendment to the July 25, 1995 Revolving Loan Agreement dated October 2, 1995, including amendment to Bulge Loan Note, Supplement to Guaranty and Amendment to Revolving Loan Note (9)

         Exhibit 10.13 Credit Agreement dated July 11, 1997, among registrant and its subsidiaries and Williams Controls, Inc. and its subsidiaries, as borrowers, and Wells Fargo Bank, National Association, including Guaranties, Security Agreements, Intercreditor Agreement and other Loan Documents (10)

         Exhibit 10.14   Consent Reaffirmation and Release Agreement
           with U. S. Bank and Promissory Note of the Registrant   (11)

         Exhibit 10.15 Security Agreement dated July 14, 1997, among registrant and its subsidiaries, as debtors, and Williams Controls and its subsidiaries as secured parties (12)

         Exhibit 21.0    List of Subsidiaries

         Exhibit 23.1    Consent of Independent Accountants

         Exhibit 27.0    Financial Data Schedule

          (1) Previously filed with and incorporated by reference from the Registrant's Registration Statement on Form S-18 No. 33-30760.

          (2) Previously filed with and incorporated by reference from the Registrant's Form 10-K filed for the year ended December 31, 1991. (SEC File No. 0-18204)

          (3)  Previously   filed  and   incorporated   by  reference  from  the
          Registrant's Form 10-Q for the quarterly period ended September 30, 1992. (SEC File No. 0-18204)

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

                                     PART IV
                                    CONTINUED


          (8) Previously filed with and incorporated by reference from the Registrant's Registration Statement on Form S-2, File No. 33-58753.

          (9) Previously filed with and incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended September 30, 1995. (SEC file No. 0-18204)

          (10) Previously filed with and incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended June 30, 1997. (SEC file No. 0-18204)

          (11) Previously filed with and incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended June 30, 1997. (SEC filed No. 0-18204)

          (12) Currently filed herein.


(b)  Reports on Form 8-K

         During the last quarter of the 1997 fiscal year, the Company filed one report on Form 8-K.

     Date of
     Report         Subject
     --------       --------
     12/10/97       Item 5. Other Events  - Extension of the common stock
                    purchase warrants to June 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ajay Sports, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in West Bloomfield, Michigan on the 27th day of March, 1998.

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

SIGNATURES                          TITLE                              DATE
----------------------              -------------                    ---------


\s\Thomas W. Itin                   Director                     March 27, 1998
----------------------              and Principal
 Thomas W. Itin                     Executive Officer




\s\Duane R. Stiverson              Chief Financial               March 27, 1998
----------------------             Officer and
Duane R. Stiverson                 Principal Accounting
                                   Officer



\s\Robert R. Hebard                Director                      March 27, 1998
-----------------------
Robert R. Hebard



\s\Anthony B. Cashen               Director                      March 27, 1998
-----------------------
Anthony B. Cashen



\s\ Clarence H. Yahn               Director                      March 27, 1998
----------------------
Clarence H. Yahn



\s\ Robert D. Newman               Director                      March 27, 1998
--------------------
Robert D. Newman

                          INDEPENDENT AUDITOR'S REPORT







To the Board of Directors and Stockholders of Ajay Sports, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the related consolidated financial statement schedules listed in the index in Item 14 of this Form 10-K for each of the three years in the period ended December 31, 1997. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements and financial statement schedules referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






\s\Hirsch & Silberstein, P. C.
------------------------------
Hirsch & Silberstein, P.C.

Farmington Hills, Michigan
March 13, 1998

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        as of December 31, 1997 and 1996
                      (in thousands, except share amounts)

ASSETS                                                                          December 31,       December 31,
                                                                                    1997               1996
                                                                               ----------------   ----------------
Current assets:
     Cash                                                                    $             234  $              64
     Accounts receivable, net of allowance of $243 and $140,
         respectively                                                                    5,060              5,274
     Inventories                                                                         6,398              7,957
     Prepaid expenses and other                                                            304                362
     Deferred tax benefit                                                                  363                363
                                                                               ----------------   ----------------

            Total current assets                                                        12,359             14,020

Fixed assets, net                                                                        1,723              1,822
Other assets                                                                               106                320
Deferred tax benefit                                                                       756                756
Goodwill                                                                                 1,670              1,709
                                                                               ----------------   ----------------

            Total assets                                                     $          16,614  $          18,627
                                                                               ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes payable to affiliates                                             $             160  $             885
     Notes payable to banks                                                                107              6,104
     Current portion of capital lease                                                        4                  9
     Accounts payable                                                                    3,204              3,107
     Accrued expenses                                                                      684                567
                                                                               ----------------   ----------------

            Total current liabilities                                                    4,159             10,672

Notes payable to affiliates  -  long term                                                4,212                 -0-
Notes payable to banks - long term                                                       9,017              5,213
Commitments and contingencies                                                               -0-                -0-
                                                                               ----------------   ----------------
                                                                                        17,388             15,885
                                                                               ----------------   ----------------
Stockholders' equity (deficit):
     Preferred stock - 10,000,000 shares authorized
         Series B, $0.01 par value, 12,500
            shares outstanding at liquidation value                                      1,250              1,250
         Series C, $10.00 par value, 296,170 shares
            outstanding at stated value                                                  2,962              2,962
     Common stock, $0.01 par value, 100,000,000 shares authorized,
         23,274,039 shares outstanding                                                     233                233
     Additional paid-in capital                                                          9,313              9,313
     Accumulated deficit                                                               (14,532)           (11,016)
                                                                               ----------------   ----------------

            Total stockholders' equity (deficit)                                          (774)             2,742
                                                                               ----------------   ----------------

Total liabilities and stockholders' equity                                   $          16,614  $          18,627
                                                                               ================   ================

              The accompanying notes are an integral part of the consolidated financial statements.

                                                          F-2

                                                          AJAY SPORTS, INC. AND SUBSIDIARIES
                                                          Consolidated Statements of Operations
                                                       for the years ended December 31, 1997, 1996 and 1995
                                                           (in thousands, except per share amounts)

                                                                                    Year Ended
                                                               ------------------------------------------------------
                                                                December 31,       December 31,        December 31,
                                                                    1997               1996                1995
                                                               ----------------   ----------------    ---------------
Operating data:
     Net sales                                               $          30,330  $          24,341   $         18,728
     Cost of sales                                                      26,585             20,759             15,291
                                                               ----------------   ----------------    ---------------
         Gross profit                                                    3,745              3,582              3,437
     Selling, general and administrative expenses                        5,837              5,067              3,247
                                                               ----------------   ----------------    ---------------

     Operating income (loss)                                            (2,092)            (1,485)               190
                                                               ----------------   ----------------    ---------------

Nonoperating income (expense):
     Interest expense - net                                             (1,280)            (1,103)              (801)
     Other, net                                                           (144)               (38)               (41)
                                                               ----------------   ----------------    ---------------

     Total non operating expense                                        (1,424)            (1,141)              (842)
                                                               ----------------   ----------------    ---------------

Income (loss) before income taxes                                       (3,516)            (2,626)              (652)

Income tax expense (benefit)                                                -0-              (893)              (208)
                                                               ----------------   ----------------    ---------------

Net loss                                                     $          (3,516) $          (1,733)  $           (444)
                                                               ================   ================    ===============

Basic and diluted earnings per share                         $            (0.17)$           (0.09)  $          (0.03)
                                                               ================   ================    ===============

Weighted average common and common stock
     equivalent shares outstanding                                      23,274             23,242             22,722
                                                               ================   ================    ===============






















               The accompanying notes are an integral part of the consolidated financial statements.

                                     AJAY SPORTS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
                                                    (in thousands, except shares)



                                          Preferred Stock           Common Stock                                           Total
                                        -----------------------------------------------  Add'l Paid-in     Accum       Stockholders-
                                          Shares     Amount       Shares        Amount      Capital      (Deficit)         Equity
                                        ----------- ---------  --------------  --------- --------------  ----------- ---------------
Balances at January 1, 1995                 12,500     1,250      22,533,637 $      225          8,961 $     (8,401)          2,035

Common stock issued to ESOP                 -          -              12,000         -               4            -               4

Stock issued to fund acquisition            -          -             895,054          9            572            -             581

Common stock issued to affiliate
  for acquisition services                  -          -             100,000          1             37            -              38

Common stock issued in lieu of
  wages to officer                          -          -              34,000          1              9            -              10

Preferred stock public offering            325,000     3,250         -                -           (386)           -           2,864

Preferred stock converted into
  common stock                             (11,210)     (112)        163,055          2            110            -               -

Common shares received as
  an acquisition cost adjustment            -          -            (400,000)        (4)          (184)           -            (188)

Dividends                                   -          -             -            -            -               (136)           (136)

Net loss                                    -          -             -            -            -               (444)           (444)
                                        ----------- ---------  --------------  --------- --------------  ----------- --------------

Balances at December 31, 1995              326,290     4,388      23,337,746        234          9,123       (8,981)          4,764

Common shares received as an
  acquisition incentive adjustment          -          -            (350,000)        (3)             4       -                   -

Preferred stock converted into
  common stock                             (17,620)     (176)        256,293          2            174       -                   -

Stock option exercise                       -          -              30,000      -                 12       -                  12

Dividends                                   -          -             -            -            -               (301)           (301)

Net loss                                    -          -             -            -            -             (1,733)         (1,733)
                                        ----------- ---------  --------------  --------- --------------  ----------- ---------------

Balances at December 31, 1996              308,670     4,212      23,274,039        233          9,313      (11,015)          2,742

Net loss                                    -          -             -            -            -             (3,516)         (3,516)
                                        --------------------------------------------------------------------------------------------

Balances at December 31, 1997              308,670  $  4,212      23,274,039 $      233  $       9,313 $    (14,531)           (774)
                                        =========== =========  ==============  ========= ==============  ===========  ==============

                        The accompanying notes are an integral part of the consolidated financial statements.



                                                       AJAY SPORTS, INC. AND SUBSIDIARIES
                                                      Consolidated Statements of Cash Flows
                                                   for the years ended December 31, 1997, 1996 and 1995
                                                                           (in thousands)



                                                                                  1997            1996            1995
                                                                               ------------    ------------   -------------
Cash flows from operating activities:

     Net loss                                                                $      (3,516)  $      (1,733) $         (444)
     Adjustments to reconcile to net cash flows from operating
         activities:
     Loss on sale of assets                                                             42               6              -0-
     Depreciation and amortization                                                     358             366             219
     (Increase) decrease in accounts receivable, net                                   214             (78)         (3,496)
     (Increase) decrease in inventories                                              1,559             952          (3,123)
     (Increase) in deferred tax benefits                                                -0-           (911)           (208)
     (Increase) decrease in prepaid expenses                                            58               3            (154)
     (Increase) decrease in other assets                                               202             (84)            (66)
     Increase in accounts payable                                                       97             945             852
     Increase (decrease) in accrued expenses                                           186             (64)            141
                                                                               ------------    ------------   -------------

         Net cash (used in) operating activities                                      (800)           (598)         (6,279)
                                                                               ------------    ------------   -------------

Cash flows from investing activities:

     Acquisitions of property plant and equipment                                     (250)           (276)           (787)
     Goodwill associated with acquisitions                                              -0-           (387)         (1,329)
     Proceeds from sale of equipment                                                    -0-             -0-              5
     Disposal of equipment                                                              -0-            (29)             -0-
                                                                               ------------    ------------   -------------

         Net cash (used in) investing activities                                      (250)           (692)         (2,111)
                                                                               ------------    ------------   -------------

Cash flows from financing activities:

     Proceeds from issuance of notes payable to affiliates                           3,487             885              -0-
     Net increase (decrease) in bank notes payable                                  (2,193)            396          10,777
     Payments on notes payable - affiliate                                              -0-             -0-         (5,369)
     Dividends paid                                                                    (74)           (301)            (58)
     Proceeds from preferred stock offering, net of related costs                       -0-             -0-          2,864
     Stock issued in acquisitions                                                       -0-             -0-            433
     Stock options exercised                                                            -0-             12              -0-
                                                                               ------------    ------------   -------------

         Net cash provided by financing activities                                   1,220             992           8,647
                                                                               ------------    ------------   -------------

Net increase (decrease) in cash                                                        170            (298)            257

Cash at beginning of period                                                             64             362             105
                                                                               ------------    ------------   -------------
                                                                                                              -------------

Cash at end of period                                                        $         234   $          64  $          362
                                                                               ============    ============   =============




            The accompanying notes are an integral part of the consolidated financial statements.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

          FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation of $1,026,000 and $864,000 as of December 31, 1997 and 1996 respectively. Fixed assets of the Company consist primarily of machinery and equipment, office equipment, and a building. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years.

          GOODWILL - The Company has recorded goodwill as a result of the 1995 acquisitions of Palm Springs and Korex. The goodwill is being amortized over forty years. Amortization expense related to the goodwill was $39,000 for the year ended December 31, 1997.

          OTHER ASSETS - Other assets at December 31, 1997 and 1996 consist of patents and trademarks held and applied for by Leisure Life.

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

          USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued






2.       RELATED PARTY TRANSACTIONS

         The Company's related parties include the following:

         First Equity Corporation ("First Equity") - First Equity is owned by a family member of the president, chief executive officer, and chairman of the Company. First Equity holds demand notes in the amount of $748,000 as a result of loans made to the company in 1996 and 1997.

         Enercorp, Inc. - ("Enercorp") is a business development company engaged in the business of investing in and providing managerial assistance to developing companies. The Company's president, chief executive officer, chairman and principal shareholder is a significant shareholder in Enercorp. Enercorp acquired 1,764,706 common shares on October 3, 1994. In 1995 Enercorp acquired 2,000 shares of series C preferred stock, and also received 100,000 shares of common stock for services rendered in connection with the Palm Springs acquisition. Enercorp also holds a note in the amount of $200,000 payable by the company on demand.

         Williams Controls, Inc. - ("Williams") - Williams has the same chairman as the Company, which individual is a major shareholder of each company. Williams owns 4,117,647 shares of the Company's common stock as of December 31, 1997.

         The Company has agreed to pay Williams 0.25% per annum of the outstanding revolving loan balances on a quarterly basis in consideration for providing its guarantee of the revolving loan. Fees totaled $39,750 and $60,411 for the years ended December 31, 1997 and 1996 respectively.

         The Company's interest expense paid to Williams was $194,450 and $448,000 for the years ended December 31, 1997 and 1996 respectively. (See Notes 4 and 14).

         During 1997 and 1996 the Company borrowed from related and affiliated parties. As of December 31, 1997 and 1996, the Company owed $4,372,000 and $885,000 respectively to related and affiliated parties at interest rates ranging from 9.0% to 9.5%. (See Note 4).

3.       INVENTORIES

         Inventories consist of the following (in thousands):
                                                         December 31,
                                                    1997            1996
                                                   ------          ------
              Raw materials                        $1,499          $4,153
              Work-in-progress                      1,026             995
              Finished goods                        3,873           2,809
                                                   ------           -----

              Total                                $6,398          $7,957
                                                    =====           =====

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued






4.       DEBT

              On July 25, 1995, the Company entered into a Revolving Loan Agreement with United States National Bank of Oregon ("U. S. Bank") for a credit facility of up to $8,500,000, at which time a term loan from Williams was paid off. All of the Company's subsidiaries and Williams guaranteed payment of this credit facility and the Company and its subsidiaries pledged their inventory and receivables as collateral. On October 2, 1995 the Company and U. S. Bank agreed to modifications to the Revolving Loan Agreement increasing the credit facility from $8,500,000 to $13,500,000. The Company was permitted to borrow up to $8,500,000 against 80% of eligible accounts receivable and 50% of eligible inventory and up to an additional $5,000,000 through its 2-year bulge loan facility. The increased facility provided the Company the funds necessary to acquire certain assets of both Korex Corporation and Palm Springs Golf Company, Inc. in early October, 1995. In November 1996, U. S. Bank advised the Company that the Company was in noncompliance with certain covenants under its loan agreement. Ajay operated until February 12, 1997 on a revolver limit of $8.5 million. On February 12, 1997 U. S. Bank reduced the line to a $7.0 million maximum facility. This caused the Company to rely on extended credit terms from its venders and additional funds from related and affiliated parties. On April 14, 1997 U. S. Bank agreed to waive the existing default and restructure the line to its former $8.5 million limit requiring a $250,000 term loan payment in June, less favorable formula borrowing rates and an increased interest rate.

              On July 11, 1997, the Company refinanced its bank debt through a $34,088,000 three-year revolving credit and term loan agreement with a new lender (the "Loan"). This loan is a joint and several obligation of the Company with Williams Controls, Inc. ("Williams"), under which Williams is the agent for all of the borrowers. The combined Loan facility consists of a $26,000,000 revolving loan facility (the "Revolver"), a $2,658,000 real estate loan (the "Real Estate Loan"), a $4,430,000 machinery and equipment loan ("Term Loan I"), and a $1,000,000 term loan II ("Term Loan II").

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

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




              Under the Revolver, the Company and Williams can borrow up to $26,000,000 based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the Bank's prime rate (8.5% at December 31, 1997) plus 0.5%. The Real Estate Loan and Term Loan I bear interest at the Bank's prime rate plus 0.75%. At the Agent's option, funds may be borrowed under the Revolver, the Real Estate Loan and the Term Loan I at the London InterBank Offering Rate ("Libor") plus 2.75%, 3% and 3% respectively. The Revolver, Real Estate Loan and Term Loan I mature on July 11, 2000 and are secured by substantially all of the assets of the Company and Williams. The Real Estate Loan is being amortized over 20 years and the machinery and Term Loan are being amortized over seven years with all remaining principal outstanding due on July 11, 2000. At July 11, 1997, after the Loan closing, approximately $1,545,000 was available for borrowing under the New Loan. Term Loan II matures on June 1, 1999 with principal payments based upon an amortization period of 24 months plus additional principal payments equal to any excess proceeds from the sale of one of Williams' subsidiaries after repayment of any indebtedness under the Revolver borrowing due from the Williams subsidiary being sold plus principal payments equal to 50% of the Company's and Williams' annual consolidated excess cash flow as defined. The Loan agreement restricts payment of any dividends by the Company, requires the Company and Williams in the aggregate to maintain minimum working capital of $25,000,000 exclusive of the Revolver and maintain minimum tangible net worth of $11,000,000. The Loan also restricts additional indebtedness and common stock repurchases and restricts combined Company and Williams' annual capital expenditures and increased operating lease obligations to $2,500,000 and $600,000, respectively. The Loan agreement imposes a prepayment penalty of 3%-5%, which is waived if the Loan is repaid with proceeds from the sale of assets or equity or is refinanced with an affiliate of the Bank. (See
         Note 14).

              The Company agreed to pay Williams 0.25% per annum of the outstanding Revolving Loan balance on a quarterly basis in consideration for providing its guarantee of the Revolving Loan. Guarantee fees paid Williams were $39,750 in 1997 and $60,411 in 1996.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




              The Company's Bank borrowings consisted of the following:

                                                            December 31,
         Revolving credit facility:                    1997             1996
                                                    ------------  -------------
           Balance                                  $6,016,985      $11,103,844
           Interest rate                                  9.0%            8.25%
           Unused amount of facility                $   95,800      $ 2,396,156
           Average amount outstanding
           during the period                         6,091,000       11,059,660

           Weighted average interest rate                 9.0%            8.25%
           Maximum amount outstanding
           during the period                         7,218,000       13,481,108

                  Outstanding commercial letters of credit totaled approximately $526,000 and $322,000 at December 31, 1997 and 1996 respectively.

                  Other December 31, 1997 debt consisted of $4,372,000 from related and affiliated parties, a $539,000 machinery and equipment term loan with Wells Fargo, a $2,340,000 term loan with U. S.
         Bank and a $210,000 real estate loan.

                  Debt payments are as scheduled (in thousands):

                  1998                       $    267
                  1999                            107
                  2000                            107
                  2001                          8,785   (Term Loans & Revolver)
                  2002                              -
                  2003 and thereafter               -

                  The seasonal nature of the Company's sales creates fluctuating demands on its cash flow, due to the temporary build-up of inventories in anticipation of, and receivables subsequent to, the peak seasonal period which historically has been from February through May of each year. The Company has relied and continues to rely heavily on its revolving credit facility for its working capital requirements. (See
         Note 14).

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




5.       INCOME TAXES
                  As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992. There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.

                  The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):

                                            Year      Ended        December 31,
                                           1997        1996          1995
      Statutory tax expense
        (benefit) at 34%                 $(1,195)    $ (893)        $ (208)
      Utilization of net
        operating loss
        carry forward                         -            -              -
      Loss producing no current
        tax benefit                        1,195        893            208
                                           -----       -----          -----
                                         $    -     $      -       $      -
                                         =========   ========        =======


      The components of the net deferred tax asset/liability were as follows (in thousands):

                                                                December 31,
                                                              1997        1996
                                                             ------      ------
      Deferred tax asset, principally accrued
        expenses, reserves and loss carry forwards          $ 4,443     $ 3,274
      Deferred tax liability,
        principally depreciation and amortization               (97)       (107)
      Valuation allowance                                    (3,227)     (2,048)
                                                             -------    --------

      Net                                                     $1,119    $ 1,119
                                                              =======   ========

                  The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $1,119,000 of deferred tax assets will be realized. The remaining valuation allowance of $3,227,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




                  The Company had net operating loss carry forwards for Federal tax purposes of approximately $11,975,000 at December 31, 1997, which expire in varying amounts in the years 2006 through 2012. Operating loss carry forwards totaling $723,000, $4,799,000 and $1,562,000 are available to offset future state taxable income of Sports, Ajay and Leisure Life respectively, which expire in varying amounts in the years 2006 through 2012. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

6.    STOCKHOLDERS' EQUITY

      (a)         Preferred Stock

                           On October 3, 1994 the Company created a new class of
                  Series B 8% Cumulative Convertible Preferred Stock and allowed for its exchange, on a share-for-share basis, with the Company's Series A Preferred Stock. On that same day, TICO notified the Company that it wished to exchange the 29,500 shares of Series A Preferred Stock for 29,500 shares of the newly issued Series B Preferred Stock, as was permitted under the Certificate of Designations of Rights and Preferences of the Series B Preferred Stock. On that same day, TICO notified the Company that it wished to convert 17,000 shares of its Series B Preferred Stock for 5,040,000 shares of the Common Stock of the Company, as the Series B Preferred Stock allowed for a conversion rate of 1 share of Series B Preferred Stock for 294.12 shares of the Company's Common Stock. In November 1997, the conversion rate was revised to 555.56.

                           Cumulative  dividends  are  payable  on the  Series C
                  Preferred Stock at an annual rate of $1.00 per share. The Warrants are redeemable by the Company at $0.05 per Warrant under certain conditions. The terms of these Warrants are identical to the Company's publicly-held Warrants to purchase Common Stock. In 1995 the Company used the $2.8 million of net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.

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

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




                           At December  31,  1997,  1996 and 1995,  dividends in
                  arrears on the 8% cumulative convertible preferred series B stock were $906,575 ($72.53 per share), $806,575 ($64.53 per share) and $706,575 ($56.53 per share), respectively. Dividends on the series C cumulative convertible preferred stock have been declared and paid through December 31, 1996. At December 31, 1997 dividends in arrears on the 10% cumulative convertible preferred series C stock were $296,000 ($1.00 per share). This represents the undeclared dividend for 1997. The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows payment of dividends.
                  (See Note 14)

      (b)         Stock issued to officers

                           The Company has a stock  incentive  plan for officers
                  of the Company, under which up to 150,000 shares of the Company's stock may be granted annually. In 1995 the Company issued 34,000 shares to an officer in lieu of compensation. No stock was issued to officers under this plan in 1996 or 1997.

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

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued








      (d)         Warrants and Options

                           A summary of activity related to warrants and options
                  to purchase Company common stock is as follows:
                                          Warrants and              Price
                                          Options              Per  Share
                                          ------------         -----------
         Balance, January 1, 1995           15,737,577      $  .34 - 1.00

         Issued to employees                   295,000         .625 - .6875 (I)
         Williams options adjusted          (1,046,234)        .50 - 1.00   (ii)

         Issued - public offering              373,750        1.00         (iii)
         Issued to Directors                    10,000         .66          (iv)
                                          -------------
         Balance, December 31, 1995         15,370,093      $  .34 - 1.00

         Exercised by Employees                (30,000)        .40
         Issued to Directors                    10,000         .625          (v)
         Issued to Employees                   700,000         .40          (vi)
         Issued for Acquisition                800,000         .75 - .90   (vii)
         Expired                              (242,500)        .80 - 1.00
                                            -----------
         Balance, December 31, 1996         16,607,593      $  .34 - 1.00

         Issued to Employees                    50,000         .40        (viii)
         Expired                              (165,000)        .40 - .625
         Repriced options                  (12,907,873)        .34 - .50    (ix)
         Repriced options                   12,907,873         .18          (ix)
                                           ------------
         Balance, December 31, 1997         16,492,593      $  .18 - 1.00

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued





          (I) Employee stock options of which 146,250 shares are vested and 100,000 have been canceled since issuance.

          (ii) Warrants returned by Williams as consideration for early loan payoff.

          (iii) Public offering of July 26, 1995.

          (iv) Director stock options of which 6,666 have vested.

          (v) Director stock options of which 3,333 have vested.

          (vi) Employee stock options of which 257,500 are vested and 185,000 have been canceled since issuance.

          (vii) Issued to former shareholders of Palm Springs Golf Company, Inc., a business acquired by the Company in October 1995.

          (viii) Employee stock options of which none have vested.

          (ix) All non-public, non-employee, non-board member options were repriced to $.18 market in November 1997.


7.    MAJOR CUSTOMERS

         The Company operates in two lines of business, the manufacture and distribution of sports equipment and outdoor leisure furniture. The Company's customers are principally in the retail sales market. The Company performs ongoing credit evaluations of its customers' financial conditions and does not generally require collateral.


              Sales to customers which represent over 10% of the Company's net sales are as follows:

                                         Year  ended  December 31,
         Customer                   1997           1996            1995
         --------                   ----           ----            ----
              A                     30%             29%             36%
              B                     15%             14%               *
              C                     11%               *               *


                   * Amounts are less than 10% of net sales.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




8.      BUSINESS SEGMENT REPORTING

              The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the year ended December 31, 1997 and 1996 are as follows (in thousands):

                                                                           GOLF
                                                              Mass       Specialty
                         1997               Furniture     Merchant     Golf Stores     Corporate    Consolidated
              ---------------------------   ---------     --------    ------------     ---------    ------------

        Sales                                 $4,358      $21,623         $ 4,349            -         $ 30,330
        Operating profit/(loss)                 (186)         915          (2,090)        (731)          (2,092)
        Assets                                 2,456       10,914           3,244            -           16,614
        Depreciation/Amortization                 80          215              63            -              358
        Capital Expenditures                     136          103              11            -              250

                                                                           GOLF
                                                              Mass       Specialty
                         1996               Furniture     Merchant     Golf Stores    Corporate     Consolidated
              ---------------------------   ---------     --------     -----------    ---------     ------------
        Sales                                  $2,701      $17,290          $4,350            -          $24,341
        Operating profit/(loss)                  (193)         262          (1,068)        (486)          (1,485)
        Assets                                  2,512       10,554           5,429            -           18,495
        Depreciation/Amortization                  98          222              46            -              366
        Capital Expenditures                       63          145              68            -              276


9 .     SPALDING LICENSE AGREEMENT

              Ajay has a license from Spalding Sports Worldwide to utilize the Spalding trademark in conjunction with the sale and distribution of golf bags, golf gloves, hand pulled golf carts and certain other golf accessories in the United States. As consideration for this license, Ajay is required to pay royalties to Spalding based on a percentage of sales, subject to annual minimums of $500,000 for the year ended June 30, 1995, and $550,000 for the years ended June 30, 1996 through June 30, 1998. The current agreement expires June 30, 1998. Other conditions of the agreement require the Company to expend 2% of sales under the agreement on advertising and related costs, with 1% remitted to Spalding. The Company must also maintain a current ratio of 1.0 to 1.0. Approximately 57% of the Company's 1997 and 52% of 1996 sales were Spalding products. (See Note 14).

              Earned royalty expense due Spalding was $553,000, $480,000, and $484,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




10.     LEASES

              Future  aggregate  minimum  lease  payments  under   noncancelable
        operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

                           1998                                         $    697
                           1999                                              682
                           2000                                              646
                           2001                                              440
                           2002                                              177
                           2003 and thereafter                               447
                                                                           -----

                                                                          $3,089
                                                                          ======
                  Total rental expense (in thousands) under operating leases (net of sublease rental income from an affiliate of $0, $8 and $13, respectively) was $701, $618, and $627 for the years ended December 31, 1997, 1996 and 1995, respectively.

11.      NET  (LOSS) PER COMMON SHARE

                  Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends in 1997 ($396,000), in 1996 ($401,000) and 1995 ($236,000) by the weighted average number of common shares outstanding. No exercise of warrants outstanding was assumed in 1997, 1996, or 1995, since any exercise of warrants would be antidilutive.

                  The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computations to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. Diluted EPS is computed similar to fully diluted EPS. SFAS No. 128 requires restatement of all EPS data that was presented in previously filed reports. Earnings per share amounts for 1996 and 1995 have not changed under SFAS No. 128 since the warrants outstanding are anti-dilutive.

12.      SUPPLEMENTAL CASH FLOW INFORMATION

                  Cash paid for interest was $776,077,  $1,098,819  and $762,157 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued






         Non cash financing and investing transactions were as follows:

         o In exchange for acquiring in 1994 all of the common stock of Leisure Life, Inc. the Company issued 1,500,000 shares of its common stock to the owner of Leisure Life. In November, 1995 the former owner of Leisure Life surrendered 400,000 shares of the Company's common stock and in March, 1996 surrendered 200,000 shares of the Company's common stock due to unmet performance requirements.

         o In 1995, 11,210 preferred stock shares were converted into 163,055 shares of common stock.

         o        During 1995 the Company issued common stock as follows:


                  Issued to                                            Shares
                  -----------------                                  ---------
                   Employees                                           12,000
                   Fund acquisitions                                  895,054
                   Affiliate in lieu of payment for services          100,000
                   Officer in lieu of bonus                            34,000


         o During 1996, 17,620 preferred stock shares were converted into 256,293 shares of common stock.

         o In 1996 an employee exercised options to acquire 30,000 common shares.

         o        In 1997 there were no stock transactions.

         o The Company added new leases during 1997 which represent asset values, if purchased, of approximately $57,000 and result in annual lease payments of $18,732 with terms expiring in the year 2000.

13.      COMMITMENTS  AND  CONTINGENCIES

                  The Company is subject to certain claims in the normal course of business which management intends to vigorously contest. The outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position or results of operations.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued






14.      SUBSEQUENT  EVENTS

     a. The Company is  currently  reviewing  a proposal  from  Spalding  Sports
     Worldwide to extend its current license agreement, due to expire June 30, 1998, through June 30, 2000 under the same terms and conditions as presently exist. The Company's sales of Spalding brand merchandise and gross profit represented 57%, 52% and 53% of Ajay's total sales and gross profit for the years ended December 31, 1997, 1996 and 1995, respectively.

     b. At a civil action jury trial that concluded on February 6, 1998 under which Ajay Sports, Inc. was plaintiff, a judgment was entered against the defendants. The jury awarded the Company damages of $210,000, interest of $40,000 and $4,000 of expenses. Since post trial motions have been made and are under consideration by the court, thus raising uncertainties at this time, the amount of damages plus interest has not been reflected in the accompanying financial statements.

     c. On March 13, 1998, the Company's bank, Wells Fargo Bank, agreed to increase availability to Ajay on the Company's existing revolving loan. In addition, Wells has agreed to separate the current joint and several loan wherein Ajay Sports, Inc. and Williams Controls, Inc. are combined under one loan. Under this new financing plan, Williams Controls, Inc. would advance $1 million in loans to Ajay Sports. On March 27, 1998, the increase in availability from Wells in the amount of $750,000 was completed. It is anticipated that this refinancing plan would be completed by the end of April.

                                  Schedule VIII


                       AJAY SPORTS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1997, 1996, and 1995
                             (Amounts in Thousands)




                                                                                                                Balance
                                                  Beginning         Charged to        Deducted from              at end
                                                   Balance           expense          Reserve                   of period

Reserve for Product Warranty:

    Year ended:

       December 31, 1997                               $  85             $309                $242  (1)             $152
       December 31, 1996                                 136              203                 254                    85
       December 31, 1995                                 139              198                 201                   136


Reserve for Doubtful Receivables:

    Year ended:

       December 31, 1997                                $140            $ 355                $252  (2)             $243
       December 31, 1996                                 287               91                 238                   140
       December 31, 1995                                 101              330                 144                   287


Reserve for Inventory Obsolescence:

    Year ended:

       December 31, 1997                                $491             $398                $464                  $425
       December 31, 1996                                 384              498                 391                   491
       December 31, 1995                                 430              378                 424                   384



Notes:

(1)  Represents amounts paid for product warranty claims.

(2)  Represents amounts charged off as uncollectible.



EXHIBIT   21.0





                             LISTING OF SUBSIDIARIES





SUBSIDIARIES                                              STATE OF INCORPORATION
---------------------------                               ----------------------
Ajay Leisure Products, Inc.                               Delaware

Leisure Life, Inc.                                        Tennessee

Palm Springs Golf, Inc.                                   Colorado

EXHIBIT   23.1






                          INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in the Registration Statements of Ajay Sports, Inc. and Subsidiaries on Form S-3 Registration No. 333-11365 and Form S-8 of our report dated March 13, 1998 appearing in this Annual Report on Form 10-K of Ajay Sports, Inc. and Subsidiaries for the year ended December 31, 1997.










\s\Hirsch & Silberstein, P.C.
-----------------------------
Hirsch & Silberstein, P.C.
March 13, 1998