Form 10-K/A
period 1997-12-31
AJAY SPORTS INC
filed 1998-04-29
CIK 854858

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

                        For the Transition period from_____ to _______

                         Commission File Number 0-18204

                                AJAY SPORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                            39-1644025
--------------------------------             ----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

       1501 E. Wisconsin Street
       Delavan, Wisconsin 53115                             (414) 728-5521
---------------------------------------      ----------------------------------
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

                       Documents Incorporated by Reference


                                      None

                                    PART III



Item 10.          Directors and Executive Officers of the registrant


     The Registrant's directors as of March 31, 1998 are as follows:



                                 Positions and                        1st Yr. As
Name                    Age      Offices with Company                 Director
--------------------    ---      --------------------------------     ---------
Anthony B. Cashen        62      Director                                  1993
Robert R. Hebard         45      Director & Corporate Secretary            1989
Thomas W. Itin           63      Chairman, CEO & President                 1993
Robert D. Newman         56      Director                                  1994
Clarence H. Yahn         61      Director & Chief Operating Officer        1994


Anthony B. Cashen. Mr. Cashen has served as a director of the Company since 1993. For more than the past five years, Mr. Cashen has served as a managing partner or senior partner of Lamalie Amrop International, a publicly held management consulting and executive recruiting firm located in New York City. He has served as Secretary, Treasurer and Director of LBO Capital Corporation, a publicly held Company, since inception. He currently serves as a Director of Immucell Corp., a publicly held company. Previously, Mr. Cashen had been an officer and principal of the investment firms A. G. Becker, Inc. and Donaldson, Lufkin and Jenrette, Inc. He received an MBA from the Johnson Graduate School of Management at Cornell University, and a Bachelor of Science degree from Cornell University.

Robert R. Hebard. Mr. Hebard has served as a Director of the Company since 1989 and Secretary of the Company since September 1990. From June 1993 to the present, he has been Chairman of the Board and President of Enercorp, Inc., a publicly traded business development company under the Investment Company Act of 1940, as amended. From June 1986 to January 1992, Mr. Hebard was First Vice President and Director of Product Management for Comerica Bank, and from February 1992 to October 1992 he was Director of Retail Marketing for the merged Comerica/Manufacturers Bank. Mr. Hebard also currently serves as Vice President of Woodward Partners, Inc., a real estate development company in West Bloomfield, Michigan. From 1993 to the present, Mr. Hebard has served as Chief Executive Officer of CompuSonics Video Corp., a publicly held company. He received an MBA from Canisius College and a Bachelor of Science degree from Cornell University.

Thomas W. Itin. Mr. Itin was elected Chairman of the Board and President of the Company in June of 1993, and is the Company's largest single stockholder. Mr. Itin has been Chairman, President, Treasurer, Chief Executive Officer and Chief Operating Officer of Williams Controls, Inc. a publicly held company, from May 1993 to the present. From 1989 to May 1993, he held the titles of Chairman, Chief Executive Officer and Treasurer of Williams Controls. He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. Mr Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. He received a Bachelor of Science degree from Cornell University and an MBA from New York University.

Robert D. Newman. Mr. Newman became a Director of the Company in August 1994. He has served as General Manager of Leisure Life, Inc., a wholly owned subsidiary of the Company since August 1994. Mr. Newman founded Leisure Life, Inc. in October, 1990 and served as President from its inception until its purchase by the Company in August 1994. Mr. Newman was President and Chief Executive Officer of Stone Mountain Millworks from 1985 to 1989. He served as Director of Product Development for Gold Medal, Inc. from 1989 to October 1990. Mr. Newman attended Northern Illinois University.

Clarence H. Yahn. Mr. Yahn became a Director of the Company in September 1994, and has served as Director of Ajay Leisure Products, Inc. a wholly owned subsidiary of Ajay Sports, Inc. since September 1993 and as Ajay Leisure's President since January 1994. Mr. Yahn has served as the Chief Operating Officer of the Company since January 1996. From December 1996 to the present, Mr. Yahn also serves as Executive Vice President of Williams Controls, Inc. responsible for the Company's Consumer Durables Group. In 1988, Mr. Yahn joined Gold Medal, Inc. as its President. Prior to joining Ajay Leisure Products, Mr. Yahn served as Chief Executive Officer of Melnor, Inc. a consumer durables company from 1992 to 1993. He received a Bachelor of Science degree in mathematics and physics from the University of Wisconsin and received a Masters degree in International Business from the American Graduate School of International Management.

Robert R. Hebard is the son-in-law of Thomas W. Itin, the Company's chairman. Other than this relationship, there are no other family relationships between any director or executive officers.

The Directors of the Company are not compensated for their services as directors, but are reimbursed for reasonable costs incurred on behalf of the Company.


Under the 1994 Stock Option Plan, which was approved by the Company's Stockholders at the Annual Meeting in October 1994, the non-employee directors who are members of the Compensation Committee are to receive grants of 5,000 non-statutory stock options under the plan at each Annual Meeting. During 1997, no grants were made under the 1994 Stock Option Plan to members of the Compensation Committee.


                        Executive Officers of the Company

The following table sets forth, as of March 31, 1998, the names and ages of the Company's executive officers including all positions and offices held by each such person. These officers are elected to hold office for one year or until their respective successors are duly elected and qualified.


Name                           Age         Position
----------------------        ------       ------------------------
Thomas W. Itin                 63          President and Chief Executive Officer
Clarence H. Yahn               61          Chief Operating Officer
Duane R. Stiverson             56          Chief Financial Officer



For information regarding Mr. Yahn and Mr. Itin, see their biographies above.


Duane R. Stiverson has been Chief Financial Officer of Ajay Sports, Inc. since July 1994. Prior to joining the Company, Mr. Stiverson was the Vice President of Operations for VariQuest Technologies, Inc. and held that position from 1991 until he joined the Company in July 1994. From 1987 to 1990, Mr. Stiverson was Vice President of Materials for the Ambrosia Chocolate Company. From 1978 to 1987, he was the Vice President of Finance for Ambrosia, and from 1976 to 1978 was its Controller. Prior to 1978, Mr. Stiverson held various controller and corporate finance positions with Bendix Corporation. Mr. Stiverson has a Bachelor of Science degree from the University of Nebraska and an MBA degree from Michigan State University.

Item 11                    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows, for the years ending December 31, 1997, 1996 and 1995, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation from all capacities in which they serve:
                           Summary Compensation Table


                                                                Long Term
                                                               Compensation
                                                Annual         Securities
                                             Compensation      Underlying
  Name and Principal Position      Year        Salary        Options(# Shares)
-----------------------------     -----     -------------    -----------------
Thomas W. Itin, CEO (1)            1997          $1                --
                                   1996          $1                --
                                   1995          $1                --

Clarence H. Yahn, COO (2)          1997      $117,502              --
                                   1996      $100,000           200,000
                                   1995      $104,875              --


Options/SAR Grants

During 1997, no options or SARs were granted to the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises and Fiscl Year End Option Values

The table below summarizes options exercised during 1997 and year-end option values of the named executive officers listed in the Summary Compensation Table:

Aggregated Option Exercises in 1997 and December 31, 1997 Option Values


                                                  Number of Securities                  Value of
                                                  Underlying Unexercised               Unexercised
                                                   Options/FY-End                     In-the-Money
                                                        (#)                         Options at FY-End
                                                                                            ($)
                                                  --------------------               ------------------
                  Shs Acquired     Value
     Name         on Exercise ($)  Realized ($)        Exercisable  Unexercisable    Exercisable   Unexercisable
-------------     ---------------  ------------       ------------  -------------    ------------  -------------
Thomas W. Itin          0              0                    0             0                --            --
CEO
Clarence H. Yahn        0              0                 450,000       100,000             $0            $0
COO



Compensation of Directors

Currently, directors are not paid a fee for attending regular Board of Directors meetings. However, they are reimbursed for expenses incurred in attending such board meetings.

Under the 1994 Stock Option Plan, which was approved by the Company's Stockholders at the Annual Meeting in October 1994, the non-employee directors who are members of the Compensation Committee are to receive grants of 5,000 non-statutory stock options under the plan at each Annual Meeting. During 1997, no grants were made under the 1994 Stock Option Plan to members of the Compensation Committee.

Employment Contracts

The Company has an employment agreement with Mr. Itin under which he served as the President and Chief Executive Officer of the Company at a salary of $1 per year during the years ended December 31, 1994 through 1997. This agreement expired on December 31, 1997 and Mr. Itin's compensation for 1998 is to be determined by the Board.

                               Further Information

Item 12     Security Ownership of Certain Beneficial Owners and Management
-------     --------------------------------------------------------------

The table below sets forth, as of March 31, 1998, the number of shares of Common Stock beneficially owned by each director and executive officer (named in the Summary Compensation Table) of the Company individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following stockholders have sole voting and investment power with respect to their holdings unless otherwise footnoted.


                                         Number of Shares           Percentage
Name and Address                         Beneficially Owned         of Class(1)
-------------------------------       ------------------------      -----------

Thomas W. Itin                        16,549,169 (2)(3)(5)(6)(9)      45.6%
7001 Orchard Lake Road, Suite 424
West Bloomfield, MI 48322

Williams Controls Industries, Inc.          15,228,520 (4)            43.3%
14100 SW 72nd Avenue
Portland, OR 97224

TICO                                        11,944,484 (5)            38.5%
7001 Orchard Lake Road, Suite 424
West Bloomfield, MI 48322

Acrodyne Profit Sharing Trust                2,773,471 (6)            10.8%
7001 Orchard Lake Road, Suite 424
West Bloomfield, MI 48322

Robert R. Hebard                              35,000 (7)               ***
7001 Orchard Lake Road, Suite 424
West Bloomfield, MI 48322

Enercorp, Inc.                               1,893,797 (8)             7.9%
7001 Orchard Lake Road, Suite 424
West Bloomfield, MI 48322

LBO Capital Corp.                            1,680,000 (9)             6.9%
7001 Orchard Lake Road, Suite 424
West Bloomfield, MI 48322

Robert D. Newman                             933,600 (10)              3.9%
215 4th Avenue North, P.O. Box 60
Baxter, TN 38544

Clarence H. Yahn                             634,100 (11)              2.6%
1501 E. Wisconsin Street
Delavan, WI 53115

Duane R. Stiverson                            92,600 (12)              ***
1501 E. Wisconsin Street
Delavan, WI 53115

Anthony B. Cashen                             20,000 (13)              ***
Lamalie Amrop International
200 Park Avenue, Suite 3100
New York, NY 10166

All  officers  and  directors  as a    18,113,255 (2)(3)(7)(10)       54.2%
group (6 persons)                                 (11)(12)(13)

***  Less than 1%
-------------

(1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 31, 1998, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 23,274,039 shares outstanding.

(2)      Mr.  Itin  may be  deemed  to be a  "control  person"  of the  Company.
         Includes Common Stock and shares of Common Stock issuable upon the exercise of presently exercisable warrants and the conversion of presently convertible Preferred Stock beneficially owned by Mr. Itin's spouse and affiliates of Mr. Itin as follows:



Entity                                     Shares     Description
------                                     ------     -----------------------
TICO                                       5,000,040  Common Stock
First Equity Corporation                     151,214  Common Stock
Acrodyne Profit Sharing Trust              2,773,471  Common Stock and warrants
LBO Capital Corporation                    1,680,000  Common Stock and warrants
                                           ---------
                                           9,604,725
TICO (12,500 shares of Series B
preferred stock convertible at one                    Series "B" Preferred Stock
share for 555.56 shares of Common          6,944,444  conversion
Stock)                                    ----------
                                          16,549,169
                                          ==========

Mr. Itin disclaims beneficial ownership in the securities owned by LBO Capital Corp. and First Equity Corporation in excess of his pecuniary interest. Mr. Itin's spouse owns an 80% equity interest in First Equity Corp., and Mr. Itin owns 56% of the outstanding common stock of LBO Capital Corp., a company with its common stock registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Itin is also Chairman of the Board and President of LBO Capital.

(3) Does not include 4,117,647 Common Shares and 11,110,873 options owned by Williams Controls, Inc. Mr. Itin is Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Treasurer and 26.7% beneficial owner of Williams Controls, Inc. Even though Mr. itin is a Director of Williams
Controls, he abstains from voting on matters pertaining to the Company in meetings of the Directors of Williams Controls.

(4) Includes 11,110,873 shares of Common Stock issuable upon the exercise of outstanding stock options. See "Certain Relationships and Related Transactions."

(5) Includes 6,944,444 shares of Common Stock issuable upon conversion of 12,500 shares of presently convertible Series B Preferred Stock, at a rate of 555.56 shares of Common Stock for every one share of preferred stock. TICO is a Michigan partnership of which Mr. Itin is the Managing Partner.

(6) Includes 1,597,000 shares of Common Stock issuable upon exercise of options. Mr. Itin is trustee and beneficiary of Acrodyne Profit Sharing Trust.

(7) Does not include ownership of Enercorp, Inc. Mr. Hebard is the Chairman and President of Enercorp.

(8) Includes the following Common Stock and shares of Common Stock issuable upon the conversion of presently convertible Preferred Stock owned by Enercorp, Inc., a Colorado corporation, with its Common Stock registered under Section 12(g) of the Exchange Act:


          Common Stock                                              1,864,706
          2,000 shares of Series C preferred stock,
          convertible at one preferred share for                       29,091
          14.5 shares of Common Stock                              -----------
                                                                    1,893,797


(9) Includes 200,000 shares of Common Stock issuable upon exercise of warrants. LBO Capital Corporation is a Colorado corporation of which Mr. Itin is a 56% shareholder, Chairman of the Board of Directors, and President.

(10) Includes 100,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

(11) Includes 450,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

(12) Includes 42,500 shares of Common Stock issuable upon the exercise of outstanding stock options.

(13) Includes 10,000 shares of Common Stock issuable upon the exercise of outstanding stock options automatically granted under the 1994 Stock Option Plan.



                      Compliance with Section 16(a) of the
                         Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires executive officers, directors, and persons who beneficially own more than 10% of the Company's Common Stock to file, with the SEC, initial reports of beneficial ownership on Form 3, reports of changes in beneficial ownership on Form 4, and annual statements of changes in beneficial ownership on Form 5. Persons filing such reports are required under the regulations promulgated by the SEC pursuant to Section 16 to furnish the Company with copies of such reports. Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended December 31, 1997, the Company believes that all reports were timely filed.


Item 13   Certain Relationships and Related Transactions
-------   ----------------------------------------------

On July 11, 1997, the Company refinanced its bank debt through a $34,088,000 three-year revolving credit and term loan agreement with Wells Fargo Bank ("Wells"). This loan is a joint and several obligation of the Company and Williams Controls Industries, Inc. ("Williams") and Williams is the agent for all of the borrowers under the agreement. The proceeds from the Company's and Williams' borrowings under the Wells loan were used to repay the Company's and Williams' loans from the previous lender, U. S. Bank, except for $2,340,000 which represents a bridge loan to the Company by U. S. Bank. This bridge loan is guaranteed by Williams and is to be repaid from the sale of assets and/or excess cash flow of Williams and/or the Company. This bridge loan is guaranteed up to $1,000,000 by the Company's President, Mr. itin.

Since 1994, Williams has made loans and provided capital to the Company to assist the Company in meeting its financing requirements. In addition to $560,000 borrowed prior to closing, the Company borrowed $2,268,000 from Williams in order to close the loan with Wells. The Company granted Williams a security interest that is subordinate to the security interests of Wells and U.
S. Bank. The Company and Williams have agreed that this is a long-term investment. Accordingly, the obligation is reported as a long-term liability on the books and records of the Company. The Company's president is a guarantor of the Company's loan to Wells.

To compensate Williams for these and other services provided on behalf of the Company in 1997 and the prior three years, the Board of Directors of the Company agreed, on November 11, 1997, to reset the price at which Williams' stock options can be exercised to $.18 per share. Currently, Williams holds the following options to purchase Common Stock of the Company:

                         Former Option          Current Option
Number  of  Options      Exercise Price         Exercise Price   Expiration Date
-------------------      --------------         --------------   ---------------
          4,717,219              $.34               $.18         August 1, 1999
          3,487,447              $.40               $.18         August 1, 1999
          2,906,207              $.50               $.18         August 1, 1999

On November 11, 1997, the Board of Directors of the Company also agreed to modify the terms of the stock options and preferred stock held by Mr. Itin and entities related to him. This was done in consideration of loans made and personal guarantees given by Mr. Itin. The modifications included a reduction in the exercise price of all stock options and warrants held by Mr. itin and entities related to him, including Acrodyne Profit Sharing Trust, TICO and LBO Capital Corporation from their former levels to a revised exercise price of $.18 per share. In addition, the board also agreed to adjust the preferred stock conversion ratio of the Series B preferred stock held by TICO. The number of common shares into which the Series B preferred stock was convertible was originally determined by dividing the face amount of the Series B preferred stock, $100 per share, by the then current price of Ajay's Common Stock, or $.34 per share. This resulted in a conversion ratio of 294.12 shares of Common Stock for every one share of Series B preferred stock. Based on the price of Ajay's Common Stock on or about November 11,1997, the board agreed to adjust the conversion ratio of the Series B preferred stock from 294.12 shares of Ajay Sports' Common Stock for every one share of Series B preferred stock to 555.56 shares of Ajay Sports' Common Stock for every one share of Series B preferred stock, reflecting the Common Stock price of $.18 per share.

Williams had previously guaranteed the debt of the Company to the Company's previous lender, for which it charged the Company 1/2% per annum of the outstanding loan balance subject to the Guaranty. In connection with the July refinancing, the previous lender provided the Company $2,340,000 of bridge financing and Williams provided the Company with $2,268,000 at loan closing to repay the previous loan. The sources of repayment for the bridge loan are expected to be primarily derived from future expected financial transactions of Williams. Therefore, it is likely that the Company will need to borrow additional funds from Williams in the future to repay the bridge loan. Williams has also agreed to purchase approximately $1,000,000 of notes payable from the Company to affiliated parties which had provided loans to the Company to help it finance operations during the financial restructuring. Such notes payable have not yet been purchased.

The Company and Williams have structured a plan (the "Ajay Recapitalization") whereby the Company plans to obtain permanent bank financing independent of the joint Wells loan. Management of the Company believes this, along with an investment by Williams, would result in adequate working capital for the Company and eliminate any requirements for further advances or guarantees from Williams. The Company's management informed Williams that it has signed a proposal letter with a lender for an asset-based loan, which the Company's management, based on expected loan advance rates, would result in an approximately $2,000,000 shortfall of its projected working capital needs. Williams has indicated that it intends to invest up to $2,000,000 to provide the Company with adequate working capital.

First Equity Corporation, a company that is 80% owned by the spouse of the Company's chairman, has made loans and currently holds demand notes from the Company in the amount of $748,000, a result of loans made to the Company in 1996 and 1997. Enercorp, Inc., which owns Common Stock and Series C preferred stock in the Company and whose Chairman is a director of the Company, also holds a note in the amount of $200,000, payable by the Company on demand as the result of a loan made to the Company in a prior year.

Mr. Itin is, and at all times since 1994 has been, the chairman, president, treasurer, chief executive officer and chief operating officer of Williams, a publicly held corporation, and has been the chairman, chief executive officer, president and treasurer of the Company.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.







                                      AJAY SPORTS, INC.





DATE:    April 28, 1998           BY \s\ Duane R. Stiverson
         --------------              ----------------------
                                     Duane R. Stiverson, Chief Financial Officer