Form 10-Q
period 1998-03-31
AJAY SPORTS INC
filed 1998-05-15
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                        39-1644025
---------------------------------            ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                             (414) 728-5521
-----------------------------------------     ---------------------------------

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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 5/11/98 is 23,274,039.

                  Transitional Small Business Disclosure Format

                                    Yes              No       x

PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS


                                                                  AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                      (IN THOUSANDS)


                                                                                    March 31, 1998                    December 31,
                                                                                      (Unaudited)                      1997
ASSETS                                                                            -------------------              ----------------

Current assets:
     Cash                                                                       $                  99         $                234
     Trade accounts receivable, net                                                             5,999                        5,060
     Inventories                                                                                6,765                        6,398
     Prepaid expenses and other                                                                   305                          304
     Deferred tax benefit                                                                         363                          363
                                                                                            ----------                  ----------
                    Total current assets                                                       13,531                       12,359

Fixed assets, net                                                                               1,661                        1,723
Other assets                                                                                      261                          106
Deferred tax benefit                                                                              756                          756
Goodwill                                                                                        1,654                        1,670
                                                                                            ----------                  ----------
                   Total assets                                                 $              17,863         $             16,614
                                                                                            ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (deficit)

Current liabilities:
      Notes payable to affiliates                                               $                 160         $                160
      Notes payable to banks                                                                      105                          107
      Current portion of capital lease                                                              4                            4
      Accounts payable                                                                          4,000                        3,204
      Accrued expenses                                                                            714                          684
                                                                                            ----------                  -----------
                    Total current liabilities                                                   4,983                        4,159

Notes payable to affiliates - long term                                                         4,224                        4,212
Notes payable to banks  -  long term                                                            9,393                        9,017

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares outstanding
            at liquidation value                                                                1,250                        1,250
            Series C, $0.01 par value, 296,170 shares
            outstanding at stated value                                                         2,962                        2,962
      Common stock, $.01 par value 100,000,000 shares authorized,
            23,274,039 shares outstanding                                                         233                          233
Additional paid-in capital                                                                      9,313                        9,313
Accumulated deficit                                                                           (14,495)                     (14,532)
                                                                                            ----------                  -----------
            Total stockholders' equity (deficit)                                                 (737)                        (774)
                                                                                            ----------                  -----------
            Total liabilities and stockholders' equity                          $              17,863         $             16,614
                                                                                            ==========                  ===========





                                                    AJAY SPORTS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)



                                                                              Three  Months
                                                                           Ended  March  31,
                                                                      1998               1997
                                                                   ----------        ----------

Net sales                                                    $         7,598      $      7,601

Cost of sales                                                          6,330             6,143
                                                                  ------------       ----------                           -
      Gross profit                                                     1,268             1,458

Selling, general and                                                   1,028             1,168
   administrative expenses                                        ------------       ----------

      Operating income                                                   240               290

Non-operating expense:
      Interest expense, net                                              335               278
      Other, net                                                        (136)                5
                                                                  -------------      -----------
      Total non-operating expense                                        199               283
                                                                  -------------      -----------
Income (loss) before income taxes                                         41                 7

Income tax expense (benefit)                                               -                 2
                                                                  -------------      -----------                                  -
Net income (loss)                                            $            41       $         5
                                                                  =============      ===========
Basic and diluted earnings per share *                       $          0.00       $       0.00
                                                                  =============      ===========

Weighted average common shares outstanding                            23,274              23,274
                                                                  =============      ===========




*  Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.



                                                         AJAY SPORTS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS), (UNAUDITED)   )



                                                                               Three  Months
                                                                              Ended  March 31,
                                                                          1998              1997
                                                                     -----------        ------------

Cash flows from operating activities:

     Net income                                                  $            41        $          5
      Adjustments to reconcile to net cash flows from
      operating activities:
      Depreciation and amortization                                          101                   91
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
      Trade accounts receivable, net                                        (939)              (1,962)
       Inventories                                                          (367)                 468
       Prepaid expenses and other current assets                               -                 (236)
       Other assets                                                         (155)                   4
       Deferred tax benefits                                                   -                    2
       Accounts payable                                                      796                  694
      Accrued expenses                                                        25                  137
                                                                     -----------          ------------
                    Net cash used in
                    operating activities                                    (498)                (797)
                                                                     -----------          ------------
Cash flows from investing activities:
       Acquisitions of property, plant, equipment                            (23)                 (44)
                                                                     -----------          ------------

                     Net cash used in
                     investing activities                                    (23)                 (44)
                                                                     -----------          ------------
Cash flows from financing activities:
        Proceeds from notes payable to affiliates                             12                    -
        Net change in bank loan                                              374                1,049
        Dividends                                                              -                  (82)
                                                                     -----------          ------------
                      Net cash provided by
                      financing activities                                   386                  967
                                                                     -----------          ------------
Net increase (decrease) in cash                                             (135)                 126
Cash at beginning of period                                                  234                   64
                                                                     -----------          ------------
Cash at end of period                                              $          99      $           190
                                                                     ===========          ============
Supplemental disclosures of cash flow information:
       Cash paid for interest                                      $         286      $           277
                                                                     ===========          ============
       Cash paid for income tax                                                -                    -
                                                                     ===========          ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all material adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1998 and the results of operations for the three-month periods ended March 31, 1998 and 1997 and the cash flows for the same three-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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


Note 2.       INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                              March 31,1998            December 31,1997
                              ----------------         -----------------
Raw Materials                        $1,599                      $1,499
Work in Process                       1,301                       1,026
Finished Goods                        3,865                       3,873
                                      -----                       -----
                                     $6,765                      $6,398
                                      =====                       =====

Note 3.       DEBT

The Company has two sources of debt, $4.2 million due to affiliates, and $9.5 million due to banks. Of the notes owed to affiliates, over $3 million is owed directly to Williams Controls, Inc. The bank debt is long term and consists of a revolver at $6.4 million and $3.1 million in term loans. The bank debt consists of a joint and several loan with Williams Controls, Inc. As part of the "Ajay Restructuring Plan", on March 13, 1998, the Company's bank, Wells Fargo Bank, agreed to make revisions in the existing revolving loan agreement. Under this plan, Wells Fargo has committed to provide the Company with a separate loan facility and to increase availabilities. This is in consideration of Williams Controls investing $2 million as part of the Ajay Restructuring Plan and converting sufficient notes receivable from Ajay into permanent capital so that the minimum tangible net worth covenant of $825,000 can be achieved. Completion of the Ajay Restructuring Plan would eliminate any further guarantees of the bank debt by Williams or Ajay's affiliates. Subsequent to March 31, 1998, Williams has invested $1 million during the month of April. The additional $1 million will be invested by Williams upon execution of the new bank loan agreement. The interest rate on the new loans will be prime plus 1% on the revolver and prime plus 1.5% on the term. The maturity date of the new loan is May 2001. This Ajay Restructuring Plan is expected to be completed by the end of May 1998. Completion of this plan should provide the Company with sufficient capital to operate through the next 12 months.


Note 4.       BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the quarter ended March 31, 1998 and 1997 (unaudited) are as follows (in thousands):



                                                     Quarter Ended March 31, 1998

                                                             GOLF
                                                 -----------------------------
                                                  Mass             Specialty
                             Furniture            Merchant         Golf Stores        Corporate       Consolidated
                             ---------           ---------         -----------       ----------      --------------

Net Sales                $       1,760        $    5,318      $         520       $       -       $     7,598
Operating Profit/(Loss)            220               273              (110)           (143)               240
Total Assets                     2,930            12,061              2,872               -            17,863
Depreciation/Amortization           26                55                 20               -               101
Capital Expenditures                23                 -                  -               -                23

                                                     Quarter Ended March 31, 1997

                                                              GOLF
                                                ------------------------------
                                                  Mass             Specialty
                             Furniture            Merchant         Golf Stores        Corporate       Consolidated
                            ----------          -----------       -------------       ----------     --------------
Net Sales                $       1,890        $    4,712      $         999      $        -        $    7,601
Operating Profit/(Loss)            394               141              (182)            (63)               290
Total Assets                     3,475            11,345              5,610               -            20,430
Depreciation/Amortization           16                50                 15               -                81
Capital Expenditures                10                31                  3               -                44



The reduction in both total assets and those in the specialty golf store segment result from the Company closing its California facility and more efficiently redirecting its resources. Receivables from specialty golf stores were reduced by $675,000 and inventories by $1,675,000. All other assets were reduced by $388,000.


Note 5.       DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared for 1997 or 1998 due to unavailability of funds. Dividends are permitted to be paid under the new loan agreement when sufficient funds become available. Dividends are in arrears on Series B in the amount of $931,500 and on Series C in the amount of $370,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  CONDITION - At March 31,  1998 the  Company  had  working  capital of
$8,547,000 as compared with $8,011,000 at December 31, 1997. The ratio of current assets to current liabilities at March 31, 1998 was 2.7 to 1, as compared to 2.8 as of December 31, 1997. The Company's borrowings increased $386,000 since December 31, 1997. This and increased accounts payable helped finance a $939,000 increase in trade receivables and a $367,000 increase in inventories during the quarter as a result of a seasonally normal $1.3 million increase in sales during the quarter.

LIQUIDITY - The seasonal nature of the Company's sales creates fluctuating cash flow due to the temporary build up of inventories in anticipation of, and receivables during, the peak seasonal period, which historically has been from February through May of each year. The Company has relied and continues to rely heavily on revolving credit facilities and financial support from affiliates for its working capital requirements.

During the Company's first quarter, operating cash flow was negative by $(498,000) which was primarily financed by increased borrowing from banks. Liquidity remains firm with excess availability of $591,000 as of March 31, 1998. The Company believes that if the current refinancing effort is concluded by the end of May as anticipated, liquidity tightness will be eased and it will have sufficient funds to operate through the next 12 months.

RESULTS OF OPERATIONS - During the quarter ended March 31, 1998, the Company reported net sales of $7,598,000, compared to $7,601,000 for the same period in 1997. Flat sales were primarily a result of closing the Company's Palm Springs Golf facility in California and integrating the business into the Company's Delavan, Wisconsin facility, and in connection with that, de-emphasizing golf club sales. This restructuring activity reduced sales by $479,000, but added to operating profit by reducing losses in the Palm Springs Golf specialty golf store lines. The furniture line sales were off $130,000 due to a weather-related late start to its spring outdoor furniture season. This contributed to reducing operating profit in the furniture segment by $174,000. The mass market segment of the golf business increased its sales by $606,000 and likewise, its operating earnings increased $132,000.

Gross profit for the three months ended March 31, 1998 was $1,268,000 or 17% of sales, compared to $1,458,000 or 19% for the same period in 1997. The decline in margins was due to a sales shortfall in the outdoor furniture business.

Selling, general and administrative expenses were $1,028,000 or 13.5% of sales for the first quarter of 1998, versus $1,168,000 or 15.4% in the same period the prior year. This was primarily due to the restructuring of Palm Springs Golf.

Interest expense increased by $58,000 reflecting an increase in debt and a decrease in equity. Non-operating income of $136,000 reflects the result of a favorable judgment from a law suit settlement. As a result of the above factors, net income for the first quarter ended March 31,1998 was $41,000 which compares to a prior year income of $5,000 for the same period.

PART II.  OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              A)   Exhibit #27:     Financial Data Schedule.

              B) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
      --------------------------
Its:     Duly Authorized Officer






By:    /s/Duane R. Stiverson
      --------------------------
Its:    Chief Financial Officer



Date:    May 14, 1998