Form 10-Q
period 1998-06-30
AJAY SPORTS INC
filed 1998-07-17
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
             (Exact name of Registrant as specified in its charter)



         Delaware                                     39-1644025
-----------------------------              -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                          (414) 728-5521
------------------------------             -----------------------------------

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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 6/30/98 is 23,274,039.

                  Transitional Small Business Disclosure Format
                             Yes             No X

PART  I.   FINANCIAL  INFORMATION

Item 1.      FINANCIAL STATEMENTS

                                                                  AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEETS
                                                                                      (IN THOUSANDS)


                                                                                June 30, 1998                       December 31,
                                                                                (Unaudited)                                1997
ASSETS                                                                                    -                                -
Current assets:
     Cash and cash equivalents                                                 $         66                       $      234
     Trade accounts receivable, net                                                   6,249                            5,060
     Inventories                                                                      5,759                            6,398
     Prepaid expenses and other current assets                                          372                              304
     Deferred tax benefit                                                               363                              363
                                                                                    ----------                      ---------
                    Total current assets                                             12,809                           12,359

Fixed assets, net                                                                     1,627                            1,723
Other assets                                                                            290                              106
Deferred tax benefit                                                                    756                              756
Goodwill                                                                              1,643                            1,670
                                                                                    ----------                      ---------
                   Total assets                                                $     17,125                       $   16,614
                                                                                    ==========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities:
      Notes payable to affiliates                                              $        160                       $      160
      Notes payable to bank                                                               -                              107
      Current portion of capital lease                                                    4                                4
      Accounts payable                                                                2,528                            3,204
      Accrued expenses                                                                  572                              684
                                                                                    ----------                      ---------
                   Total current liabilities                                          3,264                            4,159

Notes payable to affiliates  -  long term                                               512                            4,212
Notes payable to banks  -  long  term                                                 8,961                            9,017

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares
            outstanding at liquidation value                                          1,250                            1,250
            Series C, $10.00 par value, 296,170 shares
            outstanding at stated value                                               2,962                            2,962
            Series D, $0.01 par value, 6,000,000 shares                                  60                                -
      Common stock, $.01 par value 100,000,000 shares authorized,
            23,274,039 shares outstanding                                               233                              233
Additional paid-in capital                                                           14,253                            9,313
Accumulated deficit                                                                 (14,370)                         (14,532)
                                                                                    ----------                      ---------
            Total stockholders' equity  (deficit)                                     4,388                             (774)
                                                                                    ----------                      ---------
             Total liabilities and stockholders' equity                        $     17,125                       $   16,614
                                                                                    ==========                      =========


                                                                             AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                     (UNAUDITED)


                                                                 Three   Months                            Six  Months
                                                                 Ended June 30,                            Ended June 30,
                                                          1998                  1997                1998                   1997
                                                    -------------          ------------        ------------            -----------

Net sales                                            $      8,991           $     9,584        $     16,589           $     17,185
Cost of sales                                               7,335                 7,965              13,665                 14,108
                                                    -------------          ------------        ------------           ------------
      Gross profit                                          1,656                 1,619               2,924                  3,077

Selling, general and                                        1,178                 1,294               2,206                  2,462
   administrative expenses                          -------------          ------------        ------------           ------------

      Operating income                                        478                   325                 718                    615

Non-operating expense:
      Interest expense, net                                   315                   438                 650                    716
      Other, net                                               38                    15                 (98)                    20
                                                    -------------          ------------        ------------           ------------
      Total non-operating expense                             353                   453                 552                    736
                                                    -------------          ------------        ------------           ------------
Income (loss) before income taxes                             125                  (128)                166                   (121)
                                                    -------------          ------------        ------------           ------------
Net income (loss)                                    $        125           $      (126)       $        166           $       (121)
                                                    =============          =============       ============           =============
Basic and diluted earnings per share*                $       0.00           $     (0.01)       $       0.00           $      (0.01)
                                                    =============          =============       ============           =============
Weighted average common shares outstanding                 23,274                 23,274             23,274                  23,274
                                                    =============          =============       ============           =============






*  Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.



                                                  AJAY  SPORTS,  INC.  AND  SUBSIDIARIES
                                                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                       (IN THOUSANDS), (UNAUDITED)


                                                                                                            Six   Months
                                                                                                          Ended  June  30,
                                                                                                 1998                      1997
                                                                                        -------------                  ------------

Cash flows from operating activities:
        Net income (loss)                                                              $          166                 $        (121)
        Adjustments to reconcile net cash flows from
        operating activities:
        Depreciation and amortization                                                             181                           188
        Change in assets [(increase)/decrease] and
        liabilities [increase/(decrease)]:
        Trade accounts receivable, net                                                         (1,189)                       (2,590)
        Inventories                                                                               639                           952
        Prepaid expenses and other current assets                                                 (68)                         (346)
        Other assets                                                                             (171)                           89
        Accounts payable                                                                         (676)                         (213)
        Accrued expenses                                                                         (112)                           97
                                                                                         -------------                  ------------
                    Net cash used in
                    operating activities                                                       (1,230)                       (1,944)
                                                                                         -------------                  ------------
Cash flows from investing activities:
        Acquisitions of property, plant, equipment                                                (75)                          (99)
                                                                                         -------------                  ------------
                     Net cash used in
                     investing activities                                                         (75)                          (99)
                                                                                         -------------                  ------------
Cash flows from financing activities:
        Net increase (decrease)  in bank loan                                                    (163)                        1,371
        Net increase in investment by affiliates                                                1,300                         1,105
        Dividends paid                                                                              -                           (82)
                                                                                         -------------                  ------------
                      Net cash provided by
                      financing activities                                                      1,137                         2,394
                                                                                         -------------                  ------------
Net increase (decrease) in cash                                                                  (168)                          351
Cash at beginning of period                                                                       234                            64
                                                                                         -------------                  ------------
Cash at end of period                                                                  $           66                  $        415
                                                                                         =============                  ============
Supplemental disclosures of cash flow information:
       Cash paid for interest                                                          $          633                  $        656
                                                                                         =============                  ===========
       Cash paid for income tax                                                                    --                            --
                                                                                         =============                  ===========



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company has acquired, disposition of any current business of the Company, and the Company's relationship with Williams Controls, Inc., a related company. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.


Note 1.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1998 and the results of operations for the three and six-month periods ended June 30, 1998 and 1997 and the cash flows for the same six-month periods.

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

The interim period results are not necessarily indicative of results which may be expected for any other interim period or for the full year. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period.
Accordingly, such costs are subject to year end adjustment.

Note 2.       INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                                        June 30,               December 31,
                                           1998                      1997
                                        ---------              ------------
Raw Materials                              $1,312                    $1,499
Work in Process                             1,112                     1,026
Finished Goods                              3,335                     3,873
                                            -----                     -----
                                          $5,759                    $ 6,398
                                           =====                      =====


Note 3.       DEBT

On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, National Association ("Wells") to separate its credit facility from that of Williams Controls, Inc. and its subsidiaries ("Williams"). The credit facility as restructured provides for maximum borrowing capacity of $10,025,000, consisting of a revolving credit facility of up to $9,500,000 and a term loan of $525,000. As a result of this transaction, the Company will no longer have joint and several liability, cross collateral agreements or guarantees with Williams with respect to Williams' Wells Fargo credit facility. The new asset-based credit facility from Wells provides the Company with approximately $700,000 of increased loan availabilities and borrowing capability against inventory and accounts receivable. The interest rate on the revolver is prime plus 1% and prime plus 1.5% on the term loan.

In connection with the restructuring of the Wells Fargo Bank credit facility, the Company entered into an agreement with Williams under which Williams has agreed to make certain additional advances to the Company. As a result of these additional investments plus assumption of certain liabilities and potential additional payments to the bank, the debt and equity investments could reach $8,650,000 with an initial 3-year effective annual cost of 8.75% inclusive of interest, dividends and fees. On June 30, 1998, Williams converted $5,000,000 of this debt into 6,000,000 shares of a newly created series of preferred stock of the Company, the Series D Cumulative Convertible Non-Voting Preferred Stock. The Company delivered a promissory note to Williams for the unconverted portion of the debt. This note is secured by a lien on the Company's assets which is junior to the liens held by the Company's bank lenders. Williams continues to own approximately 17.7% of the outstanding common stock of the Company and holds options to purchase an additional 11,110,000 shares of common stock. Williams also continues to have rights, which were negotiated in 1994, to utilize the Company's manufacturing facilities in Wisconsin and Mexico.

The Company believes that the combination of the Wells and Williams refinancing agreements will result in an improved working capital position, with increased liquidity and a stronger capital structure for the Company.

Note 4.       BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's industry segments for the quarter and six months ended June 30, 1998 and 1997 (unaudited) are as follows (in thousands):



                           Quarter Ended June 30, 1998
                                                          Mass         Specialty
                                    Furniture             Merchant    Golf Stores      Corporate            Consolidated
                                    ---------             --------    -----------      ---------            ------------

Net Sales                           $   1,190            $    7,329     $     472     $        -             $     8,991
Operating Profit/(Loss)                    39                   745          (130)          (176)                    478
Total Assets                            2,350                12,463         2,312              -                  17,125
Depreciation/Amortization                  23                    55             2              -                      80
Capital Expenditures                       39                    13             -              -                      52

                           Quarter Ended June 30, 1997
                                                          Mass         Specialty
                                    Furniture             Merchant    Golf Stores      Corporate            Consolidated
                                    ---------             --------    -----------      ---------            ------------
Net Sales                          $    1,471            $    6,619      $  1,494   $          -    $              9,584
Operating Profit/(Loss)                    49                   492          (170)           (46)                    325
Total Assets                            2,941                12,320         5,523              -                  20,784
Depreciation/Amortization                  20                    63            24              -                     107
Capital Expenditures                       45                     2             8              -                      55




                         Six Months Ended June 30, 1998
                                                          Mass         Specialty
                                    Furniture             Merchant    Golf Stores      Corporate            Consolidated
                                    ---------             --------    -----------      ---------            ------------
Net Sales                            $  2,950             $  12,647           992     $        -            $     16,589
Operating Profit/(Loss)                   259                 1,018          (240)          (319)                    718
Total Assets                            2,350                12,463         2,312              -                  17,125
Depreciation/Amortization                  49                   110            22              -                     181
Capital Expenditures                       62                    13             -              -                      75

                         Six Months Ended June 30, 1997
                                                          Mass         Specialty
                                    Furniture             Merchant    Golf Stores      Corporate            Consolidated
                                    ---------             --------    -----------      ---------            ------------
Net Sales                            $  3,361             $  11,331     $   2,493     $        -         $        17,185
Operating Profit/(Loss)                   443                   633          (352)          (109)                    615
Total Assets                            2,941                12,320         5,523              -                  20,784
Depreciation/Amortization                  36                   113            39              -                     188
Capital Expenditures                       55                    33            11              -                      99

The year-to-date $3.2 million reduction in total assets in the specialty golf store segment results from the Company closing its California golf manufacturing and office facility and reducing its golf club receivables and inventories. Year-to-date six-months sales are off by $1.5 million in the specialty golf store channel due to de-emphasizing golf club sales.

Note 5.       DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared for 1997 or 1998 due to unavailability of funds. Dividends are in arrears on Series B in the amount of $956,500 and on Series C in the amount of $444,000. Dividends are permitted to be paid under the new credit agreement when sufficient funds become available.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Cautionary Statement" at the beginning of the "Notes to Consolidated Financial Statements".

FINANCIAL CONDITION AND LIQUIDITY - At June 30, 1998 the Company had working capital of $9,545,000 as compared with $8,011,000 at December 31, 1997. The ratio of current assets to current liabilities at June 30, 1998 was 3.9 to 1, as compared to 2.8 as of December 31, 1997. The Company's borrowings decreased $3.9 million since December 31, 1997. This was a result of a restructuring agreement between the Company and Williams Controls, Inc. wherein $5 million of debt was converted on June 30, 1998 into preferred stock and Williams advanced an additional $1 million during the current quarter. Additionally, the Company and Wells Fargo Bank concluded a new credit agreement as of June 30, 1998. The new credit agreement provides for more favorable asset based lending availabilities. The financial restructuring and the new credit agreement has added to the liquidity of the Company and has allowed the Company to bring its vendors current and to begin to operate more efficiently through improved production scheduling, consistent material flows and improved vendor relations.

During the first six months of the year, the operating cash flow was negative $1.2 million due to seasonal increases in trade receivables of $1.2 million. The $600,000 decline in inventories assisted in paying down payables by $700,000. Liquidity has significantly improved during the current quarter with excess borrowing capacity under the bank loan of $770,000 at June 30, 1998. As part of the overall restructuring agreement between the Company and Williams, an additional $500,000 is to be advanced to the Company during the 3rd quarter and again in the 4th quarter of 1998, thus concluding the restructuring.

RESULTS OF OPERATIONS - During the quarter ended June 30, 1998, the Company had net sales of $8,991,000, compared to $9,584,000 for the same period in 1997. The 6% sales decrease was a result of closing the California golf manufacturing and office facility and integrating it into Delavan, Wisconsin while de-emphasizing golf club sales. This resulted in a decrease of $1,020,000 of golf club products during the quarter which would have accounted for an 11% sales decrease if not offset by increases in mass market golf sales of $710,000. Due to adverse weather conditions and the strong dollar, outdoor furniture sales were off $281,000. For the six months period ended June 30, 1998, overall sales were off $596,000 or 3% below the same period of the prior year. This again was the result of closing the California golf production facility and de-emphasizing the sale of golf clubs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Gross profit for the three months ended June 30, 1998 was 18.4% of sales, compared to 16.9% for the same period of the prior year. This improvement is a result of reducing golf club sales and better efficiencies in production and reduced expediting costs as a result of improved liquidity. Gross profit for the six months ended June 30, 1998 was 17.6% of sales compared to 17.9% for the same period of the prior year.

Selling, general and administrative expenses were $1,178,000 for the current quarter as compared to $1,294,000 for the same quarter of the prior year. On a year to date six months basis, SG&A was $2,206,000 for the current year compared to $2,462,000 in the prior year. As a percent of sales, SG&A declined from 13.5% for the current quarter of the prior year to 13.1% for the current quarter of the current year and it declined by one percentage point for the six months period to 13.3% for the current year from 14.3% for the prior year.

Operating income for the second quarter of the current year was $478,000 compared to $325,000 for the same quarter of the prior year. On a year to date basis, operating income is $718,000 compared to $615,000 in the prior year.

Interest expense declined by $123,000 during the quarter and on a year to date basis by $66,000 for the six months as compared to the prior year due to better utilization of assets.


Net income for the quarter ended June 30, 1998 was $125,000 which compares to a $126,000 loss for the same quarter of the prior year. On a year to date basis, the Company earned $166,000 net which compares to a $121,000 year to date loss for the comparable prior year 6-month period.

PART II.  OTHER INFORMATION


Item 2.       CHANGES IN SECURITIES.

              The Company established a new "Series D Cumulative Convertible non-voting preferred stock" consisting of 6,000,000 shares.

              These shares were issued as of June 30, 1998 as part of a restructuring agreement between Williams and the Company wherein $5,000,000 of loans by Williams were converted to 6,000,000 shares of "Series D Preferred" with a stated value of $5,000,000. These shares are convertible into common stock of the Company based on a stated value of $0.8333 per Series D share and $0.25 per share of common stock.

              These shares were issued in reliance on an exemption provided in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 based on Williams' extensive knowledge of the Registrant's business and financial condition as a creditor and holder of approximately 17.7% of the Company's outstanding common stock.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              On May 29, 1998, the Company held its annual meeting of shareholders. On the two voting proposals, shareholders elected all of the incumbent directors, to serve for the ensuing year and approved a 1-for-6 or 1-for-8 share reverse common stock split with the exact ratio being determined in the discretion of the Board of Directors. As of the date of this report, no split had been effected.

Item 5.       OTHER INFORMATION.

              On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, National Association ("Wells") to separate its credit facility from that of Williams Controls, Inc. and its subsidiaries ("Williams"). The credit facility as restructured provides for maximum borrowing capacity of $10,025,000, consisting of a revolving credit facility of up to $9,500,000 and a term loan of $525,000. As a result of this transaction, the Company will no longer have joint and several liability, cross collateral agreements or guarantees with Williams with respect to Williams' Wells Fargo credit facility. The new asset-based credit facility from Wells provides the Company with approximately $700,000 of increased loan availabilities and borrowing capability against inventory and accounts receivable. The interest rate on the revolver is prime plus 1% and prime plus 1.5% on the term loan.

              In connection with the restructuring of the Wells Fargo Bank credit facility, the Company entered into an agreement with Williams under which Williams has agreed to make certain additional advances to the Company. As a result of these additional investments plus assumption of certain liabilities and potential additional payments to the bank, the debt and equity investments could reach $8,650,000 with an initial 3-year effective annual cost of 8.75% inclusive of interest, dividends and fees. On June 30, 1998, Williams converted $5,000,000 of this debt into 6,000,000 shares of a newly created series of preferred stock of the Company, the Series D Cumulative Convertible Non-Voting Preferred Stock. The Company delivered a promissory note to Williams for the unconverted portion of the debt. This note is secured by a lien on the Company's assets which is junior to the liens held by the Company's bank lenders. Williams continues to own approximately 17.7% of the outstanding common stock of the Company and holds options to purchase an additional 11,110,000 shares of common stock. Williams also continues to have rights, which were negotiated in 1994, to utilize the Company's manufacturing facilities in Wisconsin and Mexico.

              The Company believes that the combination of the Wells and Williams refinancing agreements will result in an improved working capital position, with increased liquidity and a stronger capital structure for the Company.

              On February 23, 1998 new, increasingly stringent rules for continued listing of shares on the NASDAQ Small Cap market went into effect. At that time, under Marketplace Rule 4310 (c) (02), the Company was not in compliance with the Net Tangible Assets/Market Capitalization/Net Income requirement and under Marketplace Rule 4310 (c) (04) the Company was not in compliance with the new minimum bid price standard of $1.00.

              In its effort to meet the new NASDAQ standards for continued small cap market listing, it has addressed its deficiency in these two rules by obtaining stockholder approval of a reverse stock split and restructuring its bank debt and debt to Williams Controls, Inc. which included conversion of $5 million to non-voting preferred stock.

              The Company has taken other measures to improve operations which will better enable it to maintain compliance with the NASDAQ continued listing standards.
              Some of these are:

              1) Closing the California golf facility and curtailing golf club sales to reduce expenses, increase efficiency and improve the use of capital and improve the bottom line.

              2) Introduce additional products targeted to increase sales and profit in present off-peak periods such as July - December.

              3) Discontinued products which proved unprofitable and reallocated those resources which were freed up.

              4)  Embarked  on  cost  reduction   through  sourcing  lower  cost
                  materials   from   China  and   curtailing   its   alternative
                  production.

              5) Improved product design and cost efficiency to improve earnings performance and volume.

              There is no assurance that the Company's efforts will be successful and that NASDAQ will permit continued listing. The Company will attend a NASDAQ Listing Qualifications panel hearing scheduled for August 14, 1998 in Washington, D.C. At this hearing, the Company will present its case for continued listing.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              A)  Exhibits:

                3.1 Amendment to the Registrant's Restated Certificate of Incorporation - Certificate of Designations of Rights and Preferences of the Registrant's Series D Cumulative Convertible Non-Voting Preferred Stock.

                4.1 Certificate of Designations of Rights and Preferences of
                    the Registrant's Series D Cumulative Convertible Non-Voting
                    Preferred Stock.   (See Exhibit 3.1 to this report)

             10.1(a) Credit Agreement, dated June 30, 1998, by and among the
                     Registrant and its operating subsidiaries, Leisure Life, Inc., Palm Springs Golf, Inc. and Ajay Leisure Products, as borrowers, and Wells Fargo Bank, National Association, as lender.

             10.1(b) Revolving Loans  Promissory  Note, dated June 30, 1998, made by the  Registrant  payable  to Wells Fargo Bank.

             10.1(c) Term Loan Promissory  Note,  dated June 30, 1998, made by the  Registrant  payable  to Wells  Fargo Bank.

             10.1(d) First Amendment to Patent Assignment and Security Agreement
                     for Ajay Leisure Products, Inc.

             10.1(e) First Amendment to Trademark Security Agreement for Palm
                     Springs Golf, Inc.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K (Cont'd).


            10.1(f) First Amendment to Patent Assignment and Security Agreement for Leisure Life, Inc.

            10.2 Agreement, dated June 30, 1998, by and among the Registrant and its subsidiaries and Williams Controls, Inc.

            10.3 Promissory Note dated June 30, 1998 made by the Registrant payable to Williams Controls, Inc.

            27       Financial Data Schedule.


              B)  Forms 8-K:

              1) The Company filed a Form 8-K, dated June 17, 1998 reporting the extension of the expiration date of its common stock purchase warrants to 12/31/98.

              2) The Company filed a Form 8-K, dated June 22, 1998 reporting its status regarding continued listing on the NASDAQ Stock Market and the exercise of its right to an oral hearing on the matter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
   -------------------------
Its:     Corporate Secretary





By:    /s/Duane R. Stiverson
    -------------------------
Its:    Chief Financial Officer



Date:      July  16,  1998