Form 10-Q/A
period 1998-06-30
AJAY SPORTS INC
filed 1998-11-13
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                     Amended

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

Note 2.       INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                                        June 30,               December 31,
                                           1998                      1997
                                     ------------              ------------
Raw Materials                              $1,312                    $1,499
Work in Process                             1,112                     1,026
Finished Goods                              3,335                     3,873
                                          -------                   -------
                                           $5,759                   $ 6,398
                                          =======                   =======


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

Note 4.       BUSINESS SEGMENT REPORTING

The relative contributions to net sales, operating profit and identifiable assets of the Company's industry segments for the quarter and six months ended June 30, 1998 and 1997 (unaudited) are as follows (in thousands):



                                                             Quarter Ended June 30, 1998
                                                                       Golf
                                                                       -----------------
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

                                                             Quarter Ended June 30, 1997
                                                                       Golf
                                                                       -----------------
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




                                                             Six Months Ended June 30, 1998
                                                                       Golf
                                                                       ----------------
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

                                                             Six Months Ended June 30, 1997
                                                                       Golf
                                                                       ---------------
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

Since 1983, Ajay has held a license from Spalding Sports Worldwide to utilize the Spalding trademark in conjunction with the sale and distribution of golf bags, golf gloves, hand-pulled golf carts and certain other golf accessories in the U. S. The Spalding license has been amended numerous times since 1983 and formally expired on June 30, 1998. Under Wisconsin law, these licenses have the effect of continuing in perpetuity whether formally renewed or not, if the Company performs without defaulting and without providing good cause for termination. The Company and Spalding have not yet decided changes in terms and conditions that would lead to a formal renewal of the license. The Company has formally requested an amendment to the Licensing Agreement which would reduce royalty costs in future years. The Company and Spalding have not reached agreement on this formal request.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Approximately 57% of the Company's 1997 and 1998 sales were Spalding products. For the contract period, July 1, 1997 through June 30, 1998, the Company paid Spalding directly $781,000 and indirectly spent an additional $373,000 on promoting the Spalding name for a total of $1,154,000. For the prior contract year, the total expended was $964,000. If, for any reason, the Company decides not to sell under the Spalding name in the future, these amounts would be savings that would offset potential loss of sales under the Spalding brand. Although there may be a short term interruption of sales if the Spalding brand is discontinued, the Company expects to recoup those sales through satisfactory replacement brands. Ajay is evaluating the alternatives of further developing its own brands over the next two years or continuing with the Spalding royalty agreement at a lower cost if agreement can be reached. The Company presently sells under other names such as: PalmSprings(R), Pro Classic(R), Pro USA(R) and other private label brand names. TheCompany continues to work with Spalding to resolve the licensing issue.

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

              In connection with the restructuring of the Wells Fargo Bank credit facility, the Company entered into an agreement with Williams under which Williams agreed to make certain additional advances to the Company. These additional advances included an obligation to advance $1,000,000 in cash during the second quarter $500,000 in cash and $500,000 in marketable securities during the third quarter. These obligations have all been satisfied. Williams further agreed to assume, on July 1, 1998, and assumed $948,000 of promissory notes payable by the Company to third parties. In addition, Williams could be obligated to pay up to $2.0 million owed to U.S. Bank under an intercreditor agreement with U.S. Bank. If Williams makes additional payments under the U.S. Bank note on the Company's behalf, the amounts paid to U.S. Bank by Williams would be considered additional loans and would increase the Company's indebtedness to Williams. As a result of these additional investments plus assumption of certain liabilities and potential additional payments to the bank, the debt and equity investments could reach $8,650,000 with an initial 3-year effective annual cost of 8.75% inclusive of interest, dividends and fees. On June 30, 1998, Williams converted $5,000,000 of this debt into 6,000,000 shares of a newly created series of preferred stock of the Company, the Series D Cumulative Convertible Non-Voting Preferred Stock. The Company delivered a promissory note to Williams for the unconverted portion of the debt. This note is secured by a lien on the
              Company's assets which is junior to the liens held by the Company's bank lenders. Williams continues to own approximately 17.7% of the outstanding common stock of the Company and holds options to purchase an additional 11,110,000 shares of common stock. Williams also continues to have rights, which were negotiated in 1994, to utilize the Company's manufacturing facilities in Wisconsin and Mexico.


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


AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
   -------------------------
Its:     Corporate Secretary





By:    /s/Duane R. Stiverson
    -------------------------
Its:    Chief Financial Officer



Date:      November 12,  1998