Form 10-Q
period 1998-09-30
AJAY SPORTS INC
filed 1998-11-13
CIK 854858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                             39-1644025
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S.  Employer
Incorporation or Organization)                               Identification NO.)

1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                                 (414) 728-5521
---------------------------------------              --------------------------
(Address of principal executive offices              (Registrant's  Telephone
including Zip Code)                                  Number,including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  /x/                              No  / /


Number of shares of common stock outstanding at 9/30/98 is 3,956,815.

Item 1.      FINANCIAL STATEMENTS

                                              AJAY SPORTS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                         (IN THOUSANDS)


                                                                                September 30, 1998                     December 31,
                                                                                       (Unaudited)                             1997
                                                                                -------------------               -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $      20                      $      234
     Marketable securities                                                                      500                               -
     Trade accounts receivable, net                                                           2,823                           5,060
     Inventories                                                                              5,332                           6,398
     Prepaid expenses and other current assets                                                  546                             304
     Deferred tax benefit                                                                       363                             363
                                                                                          ---------                       ---------
                    Total current assets                                                      9,584                          12,359

Fixed assets, net                                                                             1,637                           1,723
Other assets                                                                                    187                             106
Deferred tax benefit                                                                            756                             756
Goodwill                                                                                      1,632                           1,670
                                                                                          ---------                       ---------
                   Total assets                                                           $  13,796                       $  16,614
                                                                                          =========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable to affiliates                                                         $     100                       $     160
      Notes payable to bank                                                                     195                             107
      Current portion of capital lease                                                            3                               4
      Accounts payable                                                                        1,219                           3,204
      Accrued expenses                                                                          513                             684
                                                                                          ---------                       ---------
Total current liabilities                                                                     2,030                           4,159

Notes payable to affiliates  -  long term                                                     1,587                           4,212
Notes payable to banks  -  long  term                                                         6,416                           9,017
Commitments and contingencies                                                                     -                               -

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
         Series B, $0.01 par value, 12,500 shares
           outstanding at liquidation value                                                   1,250                           1,250
         Series C, $0.01 par value, 296,170 shares
           outstanding at stated value                                                        2,962                           2,962
         Series D, $0.01 par value, 6,000,000 shares                                             60                               -
      Common stock, $0.01 par value 100,000,000 shares authorized,
           3,956,815  shares outstanding                                                         39                             233
Additional paid-in capital                                                                   14,446                           9,313
Accumulated deficit                                                                         (14,994)                        (14,532)
                                                                                         ----------                       ---------
            Total stockholders' equity                                                        3,763                            (774)
                                                                                         ----------                       ---------
             Total liabilities and stockholders' equity                                  $   13,796                       $  16,614
                                                                                         ==========                       =========



                                                AJAY SPORTS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)


                                                          Three Months                      Nine  Months
                                                       Ended September 30,               Ended September 30,
                                                       1998            1997              1998           1997
                                                      -----           -----             -----          -----

Net sales                                          $  4,214        $  6,854          $ 20,803       $ 24,039

Cost of sales                                         3,619           6,248            17,284         20,356
                                                     ------          ------            ------         ------
      Gross profit                                      595             606             3,519          3,683

Selling, general and                                    857           1,248             3,063          3,710
   administrative expenses                           ------          ------            ------         ------

      Operating income  (loss)                         (262)           (642)              456            (27)

Non-operating expense:
      Interest expense, affiliates                       69              96               245            157
      Interest expense, non-affiliates                  194             234               668            889
      Other, net                                        100              24                 2             44
                                                     ------          ------            ------         ------
      Total non-operating expense                       363             354               915          1,090
                                                     ------          ------            ------         ------
Loss before income taxes                               (625)           (996)             (459)        (1,117)

Net loss                                           $   (625)       $   (996)         $   (459)      $ (1,117)
                                                     ======          ======            ======         ======

Basic and diluted earnings per share*              $  (0.18)       $  (0.28)         $  (0.19)      $  (0.36)
                                                     ======          ======            ======         ======
Weighted average common shares outstanding            3,920           3,879             3,892          3,879
                                                     ======          ======            ======         ======



* Computed by dividing net income or loss, after reduction for undeclared, cumulative preferred stock dividends, by the weighted average number of common shares outstanding.

            Net loss as reported above             $   (625)       $   (996)         $   (459)      $ (1,117)
            Undeclared cumulative preferred dividends   (90)            (99)             (288)          (297)
                                                     ------          ------            ------         ------
            Loss applicable to common stock        $   (715)       $ (1,095)         $   (747)      $ (1,414)
                                                     ======          ======            ======         ======




                                                               2


                                                  AJAY SPORTS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS), (UNAUDITED)



                                                                                        Nine Months
                                                                                    Ended  September 30,
                                                                                 1998                1997
                                                                                -------             -------
Cash flows from operating activities:
     Net income (loss)                                                          $  (459)            $  (1,117)
      Adjustments to reconcile net cash flows from
      operating activities:
                  Depreciation and amortization                                     273                   292
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
                    Marketable securities                                          (500)                    -
                    Trade accounts receivable, net                                2,237                  (730)
                    Inventories                                                   1,066                   958
                    Prepaid expenses and other current assets                      (242)                 (418)
                    Other assets                                                    (81)                   86
                    Accounts payable                                             (1,985)                  401
                    Accrued expenses                                               (172)                  333
                                                                                 -------               -------
                    Net cash used in
                    operating activities                                            137                  (195)
                                                                                 -------               -------
Cash flows from investing activities:
       Acquisitions of property, plant, equipment                                  (153)                 (220)
                                                                                 -------               -------
                     Net cash used in
                     investing activities                                          (153)                 (220)
                                                                                 -------               -------
Cash flows from financing activities:
        Net reduction in bank loans                                              (2,513)               (2,500)
        Increases in advances from affiliates                                     2,315                 3,051
        Dividends paid                                                               -                    (82)
                                                                                 -------               -------
                      Net cash provided by
                      financing activities                                         (198)                  469
                                                                                 -------               -------
Net increase (decrease) in cash                                                    (214)                   54
Cash at beginning of period                                                         234                    64
                                                                                 -------               -------
Cash at end of period                                                           $    20               $   118
                                                                                 =======               =======
Supplemental disclosures of cash flow information:
       Cash paid for interest                                                   $   899               $   880
                                                                                 =======               =======
       Cash paid for income tax                                                       -                     -
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


Note 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1998 and the results of operations for the three and nine-month periods ended September 30, 1998 and 1997 and the cash flows for the same nine-month periods.

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

Note 2.  INVENTORIES


The major classes of inventories (rounded to thousands) are as follows:

                                 September 30,             December 31,
                                    1998                      1997
                                 -------------             ------------

Raw Materials                    $    1,261                $    1,499

Work in Process                       1,136                     1,026

Finished Goods                        2,935                     3,873
                                 -------------             ------------

                                 $    5,332                $    6,398
                                 =============             ============

Note 3.  DEBT

On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, National Association ("Wells") to separate its credit facility from that of Williams Controls, Inc. and its subsidiaries ("Williams"). The credit facility as restructured provides for maximum borrowing capacity of $10,025,000, consisting of a revolving credit facility of up to $9,500,000 and a term loan of $525,000. As a result of this transaction, the Company no longer has joint and several liability, cross collateral agreements or guarantees with Williams with respect to Williams' Wells Fargo credit facility. The Company's new asset-based credit facility from Wells provides the Company with approximately $700,000 of increased loan availabilities and borrowing capability against inventory and accounts receivable. The interest rate on the revolver is prime plus 1% and prime plus 1.5% on the term loan.

In connection with the restructuring of the Wells Fargo Bank credit facility, the Company entered into an agreement with Williams under which Williams agreed to make certain additional advances to the Company. As a result of these additional investments plus assumption of certain liabilities and potential additional payments to the bank, the debt and equity investments could reach $8,650,000 with an initial 3-year effective annual cost of 8.75% inclusive of interest, dividends and fees. On June 30, 1998, Williams converted $5,000,000 of this debt into 6,000,000 shares of a newly created series of preferred stock of the Company, the Series D Cumulative Convertible Non-Voting Preferred Stock. Series D is convertible into the Company's common stock at the rate of 0.55556 common shares for each preferred share. The Company delivered a promissory note to Williams for the unconverted portion of the debt. This note is secured by a lien on the Company's assets which is junior to the liens held by the Company's bank lenders. Williams continues to own approximately 17.3% of the outstanding common stock of the Company and holds options to purchase an additional 1,851,667 shares of common stock. Williams also continues to have rights, which were negotiated in 1994, to utilize for a fair market fee, excess floor space and related resources in the Company's manufacturing facilities in Wisconsin and Mexico.

The Company believes that the combination of the Wells and Williams refinancing agreements will result in an improved working capital position enabling the Company to pay down past due accounts payable. It also has increased liquidity, providing the Company with additional availability under its bank credit facility and strengthened the Company's capital structure by increasing equity.

Note 4.  BUSINESS SEGMENT REPORTING


The relative contributions to net sales, operating profit and identifiable assets of the Company's industry segments for the quarter and nine months ended September 30, 1998 and 1997 (unaudited) are as follows (in thousands):

------------------------------------------------------------------------------
                        Quarter Ended September 30, 1998
------------------------------------------------------------------------------
                                    GOLF
                                    ----------------------
                                    Mass     Specialty
                                    -------- ----------
                         Furniture  Merchant Golf Stores Corporate Consolidated
                         ---------  -------- ----------- --------- ------------
Net Sales                $    285  $   3,795  $    134   $      -   $    4,214
Operating Profit/(Loss)      (286)       211      (104)       (83)        (262)
Total Assets                1,875      9,879     2,043          -       13,797
Depreciation/Amortization      24         57        11          -           92
Capital Expenditures           40         38         -          -           78
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                        Quarter Ended September 30, 1997
------------------------------------------------------------------------------
                                    GOLF
                                    --------------------
                                    Mass     Specialty
                                    -------- -----------
                         Furniture  Merchant Golf Stores Corporate Consolidated
                         ---------  -------- ----------- --------- ------------
Net Sales                $    403  $  5,424   $  1,027  $       -   $    6,854
Operating Profit/(Loss)      (340)      200       (374)      (128)        (642)
Total Assets                2,365    11,981      4,367          -       18,713
Depreciation/Amortization      31        54         14          -           99
Capital Expenditures           47        72          2          -          121
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                      Nine Months Ended September 30, 1998
------------------------------------------------------------------------------
                                    GOLF
                                    -------------------
                                    Mass     Specialty
                                    -------- ---------
                          Furniture Merchant Golf Stores Corporate Consolidated
                          --------- -------- ----------- --------- ------------
Net Sales                $  3,235  $ 16,442   $  1,126  $       -   $   20,803
Operating Profit/(Loss)       (27)    1,229       (344)      (402)         456
Total Assets                1,875     9,879      2,043          -       13,797
Depreciation/Amortization      73       167         33          -          273
Capital Expenditures          102        51          -          -          153
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                      Nine Months Ended September 30, 1997
------------------------------------------------------------------------------
                                    GOLF
                                    ------------------
                                    Mass     Specialty
                                    -------- ----------
                          Furniture Merchant Golf Stores Corporate Consolidated
                          --------- -------- ----------- --------- ------------
Net Sales                $  3,764  $  16,755  $  3,520 $        -   $   24,039
Operating Profit/(Loss)       103        833      (726)      (237)         (27)
Total Assets                2,365     11,981     4,367          -       18,713
Depreciation/Amortization      67        167        58          -          292
Capital Expenditures          102        105        13          -          220
------------------------------------------------------------------------------

The year-on-year $2.3 million reduction in total assets in the specialty golf store segment results from the Company closing its California golf club manufacturing and office facility and reducing its golf club receivables and inventories. Year-to-date nine-months sales are off by $2.4 million in the specialty golf store channel due to de-emphasizing golf club sales.

Note 5.  DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared for 1997 or 1998 due to unavailability of funds. Dividends are in arrears on Series B in the amount of $981,500 and on Series C in the amount of $508,620. Dividends are permitted to be paid under the Wells bank credit agreement when sufficient funds become available.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Cautionary Statement" at the beginning of the "Notes to Consolidated Financial Statements".

FINANCIAL CONDITION AND LIQUIDITY - At September 30, 1998 the Company had working capital of $7,554,000 as compared with $8,200,000 at December 31, 1997. The ratio of current assets to current liabilities at September 30, 1998 was 4.7 to 1, as compared to 3.0 to 1 at December 31, 1997. During the combined second and third quarters of 1998, the Company was able to reduce its borrowings by $5.2 million from levels existing at December 31, 1997. The reductions were effected through a restructuring agreement between the Company and Williams Controls, Inc. under which Williams converted $5 million of debt into preferred stock on June 30, 1998. Williams advanced to the Company an additional $1 million during the quarter ended June 30, 1998 and $1 million during the current quarter. It has advanced a total of $6,512,000, converted $5,000,000 of this to equity and Williams could be obligated to pay up to $2.0 million owed to U.S. Bank under an intercreditor agreement with U.S. Bank. The funds advanced in the current quarter include $500,000 of marketable securities which may be converted to cash as needed in future periods. Williams has no further legal obligation to advance funds to the Company and the Company does not anticipate that Williams will make additional advances to the Company. In conjunction with the Company's restructuring of its debt to Williams, the Company and Wells Fargo Bank entered into a new credit agreement as of June 30, 1998. The new credit agreement provides for more favorable asset based lending availabilities. The Williams debt restructuring and the new credit agreement has added to the short term liquidity of the Company, allowing the Company to bring its vendors current and begin operating more efficiently through improved production scheduling, consistent material flows and improved vendor relations.

During the first nine months of the year, the operating cash flow was $137,000 due to seasonal decreases in trade receivables of $2.2 million partially offset by a reduction of $2.0 million in liabilities to trade creditors. Liquidity was adequate during the current quarter with excess borrowing capacity under the bank loan of $565,000 at September 30, 1998. In accordance with the restructuring agreement between the Company and Williams, Williams advanced $500,000 in cash to the Company and issued $500,000 of marketable securities during the 3rd quarter. The marketable securities are anticipated to be liquidated in the fourth quarter of 1998 and the first quarter of 1999 to supplement liquidity as needed. The Company has sufficient long-term liquidity as a result of the cash advances from Williams, the marketable securities to be liquidated and cash flow from future operations. There are no foreseen unfundable commitments for fixed capital as future needs are expected to primarily consist of working capital. It is expected that the company can generate sufficient cash flow from operations over the next 12 months and into the future through cost reductions in purchased materials and overhead expenses, improved labor utilization, increased sales of higher margin specialty products, new products and increased furniture exports.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


RESULTS OF OPERATIONS - During the quarter ended September 30, 1998, the Company had net sales of $4,214,000, compared to $6,854,000 for the same quarter of 1997. The sales decrease of $2,640,000 was primarily due to the following reasons. Outdoor furniture sales were off $118,000 primarily due to less exports to Asian markets. Sales in the mass merchant golf segment were off $1,629,000. This shortfall was made up of two components: The first of these accounts for approximately $600,000 of the shortfall as a result of retailers being overstocked on golf product inventory at the end of the second quarter due to lower than anticipated sales levels in that quarter. The second factor is estimated at $900,000 due to Ajay's major customer buying competing and replacement products direct from Asia. It is believed that this situation is due to a cost element enhanced by currency devaluation and recession in several Asian economies. Sales in the specialty golf store segment were off $893,000 as a result of de-emphasizing new golf club sales.

For the nine-month period ended September 30, 1998, overall sales were off $3,236,000 or 13% when compared to the same nine-month period of the prior year. The same factors described above have contributed to the shortfall in sales for the nine-month period.

Gross profit for the three months ended September 30, 1998 was $595,000 or 14.1% of sales, compared to $606,000 and 8.8% of sales for the same period of the prior year. Two primary factors contributed to maintaining gross profit amount and improving gross profit as a % of sales. The first of these is that the Company de-emphasized golf club sales during the year 1998 and thereby eliminated approximately $900,000 of sales during the current quarter which had generated a gross profit loss in the comparable quarter of the prior year. The second factor resulting in gross profit improvement was a result of improvements in manufacturing cost and efficiency which contributed to the balance of the improvement in gross profit percentage from 8.8% to 14.1%. Of this improvement in efficiency, approximately half was achieved in furniture manufacturing and the other half in golf product manufacturing. The main sources for these savings were improved liquidity, quality improvements from changes in furniture manufacturing and improved labor utilization throughout all production areas. Gross profit for the nine-months ended September 30, 1998 was $3,519,000 or 16.9% of sales which compares to $3,683,000 or 15.3% of sales for the same period of the prior year. The percentage improvement in gross profit is a result of those items mentioned above and the overall dollar decrease in gross profit is due to reduced sales volume.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Selling, general and administrative expenses were $857,000 and 20.3% of sales for the current quarter as compared to $1,248,000 and 18.2% of sales for the same quarter of the prior year. On a year to date basis, SG&A was $3,063,000 and 14.7% of sales as compared to $3,710,000 and 15.4% of sales for the same period in the prior year.

On a quarter and year-to-date basis, the single major contributing factor in reducing the amount of SG&A was the closing of the golf club manufacturing facility in California in November of 1997 and consolidating its remaining functions into Ajay's manufacturing facility in Wisconsin. This contributed to a reduction in SG&A for the quarter of $190,000 and for the year- to-date of $537,000. The additional $200,000 reduction during the quarter was a result of lower commissions and lower costs associated with warranty, advertising, bad debts and other selling expenses, all related to reduced volume.

Operating income for the current quarter of 1998 was a loss of ($262,000) versus a loss of ($642,000) for the same quarter of the prior year. Traditionally, the third quarter of the year is the lowest volume and operating income quarter for the Company. On a year to date basis, operating income is $456,000 versus a prior year operating loss of ($27,000).

Interest expense for the current quarter is $263,000 versus a prior year of $330,000 for the equivalent quarter. On a year to date basis, interest expense is $913,000 versus a prior year of $1,046,000. Interest expense on a quarter and year to date basis is lower than the prior year due to better utilization of assets on a nine months basis and lower sales volume levels for the quarter. The $76,000 increase in Non-operating Expense - Other is a result of reclassifying year-to-date bank fees from selling, general and administrative expense.

The net loss for the quarter was ($625,000) versus a same quarter prior year of ($996,000). On a nine months basis, net loss is ($459,000) versus a prior year nine months net loss of ($1,117,000). The year-to-date improvement of $658,000 is attributable primarily to de-emphasizing golf club manufacture and sale and consolidating these operations into the Wisconsin facility.

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

Approximately 57% of the Company's 1997 and 1998 sales were Spalding products. For the contract period, July 1, 1997 through June 30, 1998, the Company paid Spalding directly $781,000 and indirectly spent an additional $373,000 on promoting the Spalding name for a total of $1,154,000. For the prior contract year, the total expended was $964,000. If, for any reason, the Company decides not to sell under the Spalding name in the future, these amounts would be savings that would offset potential loss of sales under the Spalding brand. Although there may be a short term interruption of sales if the Spalding brand is discontinued, the Company expects to recoup those sales through satisfactory replacement brands. Ajay is evaluating the alternatives of further developing its own brands over the next two years or continuing with the Spalding royalty agreement at a lower cost if agreement can be reached. The Company presently sells under other names such as: Palm Springs(R), Pro Classic(R), Pro USA(R) and other private label brand names. The Company continues to work with Spalding to resolve the licensing issue.


Year 2000 Compliance
--------------------

The Company does not anticipate the Year 2000 compliance requirements will have a material effect on earnings. Year 2000 expenditures have reached $40,000 and it is anticipated an additional $25,000 is yet to be spent. The Company has surveyed its vendor's readiness to be Year 2000 compliant and has been assured in excess of 70% and continues to follow up in this area. The Company has upgraded its hardware and operating system software to Year 2000 - ready versions. These upgrades were completed in August, 1998. Application software has been evaluated, a Year 2000 conversion schedule is in place, and reprogramming has progressed well since starting that phase in August, 1997. It is anticipated that the hardware and software compliance target completion date of March 31, 1999 can be met.

 PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION.

         On February 23, 1998 new, increasingly stringent rules for continued listing of shares on the NASDAQ Small Cap market went into effect. In spite of the Company using its reasonable best efforts to maintain its listing for its common stock on the NASDAQ SmallCap Market, the Company's stock price fell below the new $1.00 minimum standard and the Company's common stock was delisted on September 4, 1998. The common stock now trades on the OTC Bulletin Board. The Company is in the process of appealing this decision to a NASDAQ listing hearing panel.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A) Exhibits:

            27       Financial Data Schedule.


         B) Forms 8-K:

         1) The Company filed a Form 8-K dated August 14, 1998  reporting  under
            Item 5 its common stock reverse split.

         2) The Company filed a Form 8-K dated September 9, 1998 reporting under
            Item 5 that its common stock would cease NASDAQ Small Cap trading and begin trading on the OTC Bulletin Board.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
  ------------------------

Its:     Corporate Secretary





By:    /s/Duane R. Stiverson
  --------------------------

Its:    Chief Financial Officer



Date:  November  13,  1998
    ----------------------
                                       12