Form 10-K
period 1998-12-31
AJAY SPORTS INC
filed 1999-03-31
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

Mark One



(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the Transition period from _______________ to _______________

                         Commission File Number 0-18204

                                AJAY SPORTS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                            39-1644025
-------------------------------                          ---------------------
(State or other jurisdiction of                               (IRS Employer
 Incorporation or Organization)                            Identification No.)


    1501 E. Wisconsin Street
    Delavan, Wisconsin 53115                                (414) 728-5521
--------------------------------------                   ---------------------
(Address of Principal Executive Offices                       (Registrant's
 including Zip Code)                                        Telephone Number,
                                                           including Area Code)

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
                                 Yes    X   No
                                     ------    ------

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__


   The aggregate market value of the voting stock held by nonaffiliates as of March 12, 1999 was $1,311,579. The number of shares outstanding of the Registrant's $.01 par value common stock at March 12, 1999 was 3,956,815.

                       Documents Incorporated by Reference


                                      None

Ajay Sports, Inc.
Index
December 31, 1998


PART I.                                                                    Page

   Item 1.  Description of Business                                          4-9

   Item 2.  Description of Property                                            9

   Item 3.  Legal Proceedings                                                  9

   Item 4   Submission of Matters to a Vote of Security Holders                9

PART II.

   Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters                                       10-11

   Item 6.  Selected Financial Data                                           12

   Item 7.  Management's Discussion and Analysis                           13-16

   Item 8.  Financial Statements                                      F-1 - F-18

   Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          16

PART III.

   Item 10  Directors and Executive Officers of the Registrant             17-18

   Item 11. Executive Compensation                                         19-20

   Item 12. Security Ownership of Certain Beneficial Owners and
                 Management                                                20-23

   Item 13. Certain Relationships and Related Transactions                 23-24

PART IV.

   Item 14. Exhibits, Financial Statement Schedules, and Reports on
                 Form 10-K                                                 25-28

SIGNATURE PAGE                                                                29

                                     PART I
                                     ------

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


Item 1.     Description of Business
            -----------------------

General
-------

   Ajay Sports, Inc. (the "Company") markets and distributes golf clubs, golf bags, golf gloves, golf accessories, hand-pulled golf carts and casual living furniture. The Company is presently one of the larger United States distributors of golf products as well as one of the nation's larger manufacturers of golf bags.

   The Company operates the mass market golf segment of its business through Ajay Leisure Products, Inc. ("Ajay") a wholly owned subsidiary. Leisure Life, Inc. ("Leisure Life"), another wholly owned operating subsidiary, manufactures and markets casual living furniture. Palm Springs Golf, Inc. ("Palm Springs"), another wholly owned operating subsidiary, markets golf clubs, golf bags, golf gloves, accessories and carts for distribution to the off-course pro shop markets. All references to the Company include Ajay, Leisure Life and Palm Springs unless otherwise specified.

   Ajay's products primarily are sold nationwide to large retailers such as discount stores, department stores, catalog showrooms and other mass merchandise and sports specialty outlets. The products manufactured by the Company are sold under the Spalding(R), Palm Springs(R), Pro Classic(R), Leisure Life(R), Pro USA(R) and private label brand names. As of March 1999 the Company added the licensed name "Gary Player" for use in marketing its golf product lines. Leisure Life's furniture products are sold through independent retailers, hardware store cooperatives and larger chains of home and garden stores. Palm Springs' products are sold through off-course golf specialty shops. The Company enhances its traditional sales and distribution methods by its recently introduced Internet sites.

   The Company was organized under Delaware law on August 18, 1988. Its administrative office is located at 7001 Orchard Lake Road, Suite 424, W. Bloomfield, MI 48322, where its telephone number is (248) 851-5651, and its executive and principal manufacturing and distribution facilities are located at 1501 E. Wisconsin Street, Delavan, Wisconsin 53115, (414) 728-5521. The Company also operates a sewing facility in Mexicali, Mexico and a manufacturing and distribution facility at 215 4th Avenue North, Baxter, TN 38544, headquarters for its Leisure Life subsidiary. Headquarters for Ajay Leisure Products, Inc. and Palm Springs Golf, Inc. are located at 1501 E. Wisconsin St., Delavan, WI 53115.

Business Strategy
-----------------

   The Company's strategy is to maintain and improve its position as a leading supplier of golf clubs, golf bags, golf carts, golf accessories and leisure indoor and outdoor furniture. The Company believes that the following competitive strengths contribute to its position as a market leader:

   Strong Brand Recognition. Spalding(R), Palm Springs(R), and Pro Classic(R) are highly recognized names in the golf product industry and the Company believes that many of its products hold strong market positions. The Company believes that its brand recognition and market position enhance the ability to sell products through various channels, including mass merchandisers, regional retailers, golf specialty and sporting good specialty retailers. From 1983 through 1998 a significant portion of the Company's revenues resulted from the sale of products manufactured and sold pursuant to a license agreement with Spalding Sports Worldwide ("Spalding"). In March 1999 the Company began an 18 month phase out of products bearing the Spalding name. The phase out of the Spalding brand is being replaced with the Company's newly licensed Gary Player brand.


   Reputation for Quality. The Company believes that the performance of its products equals or exceeds the performance of its competitors' products at each price point. To assure the quality of its products, the Company continually invests in technical design and support, and tests and monitors the performance of its products. At its own facilities, the Company relies on its skilled and experienced work force for quality control. To assure the quality of products sourced from third-party manufacturers, the Company has established and works to maintain close, long-term relationships that emphasize service, quality, reliability, loyalty and commitment. In addition, the Company maintains a sourcing presence in its largest foreign source markets to assure quality, reliability, new product ideas and a constant commercial interface.

   Tradition of Innovation. Throughout its history, the Company has maintained a tradition of new product development. New bag styles, new accessories, new gloves, new furniture and other new product designs for 1999 are continuing examples of the Company's commitment in this area.

   Breadth of Product Lines. The Company offers a wide selection of golf bags, golf gloves, golf carts and golf accessories, and a growing list of outdoor and indoor casual living furniture. Through its several product lines, the Company offers mass merchants and regional retailers the ability to fulfill product demands and needs from a single source. The Company's product lines establish it as one of the nation's leading manufacturers of golf bags along with being a leader in the golf related accessories category. Its line of golf bags consist of approximately 25 models which vary by size, color, type of material and related features. The line of golf related accessories consists mainly of consumable items such as tees, gloves, head covers, practice balls, spikes, golf ball retrievers, umbrellas and golf training devices. The accessory category includes approximately 100 individual items.

   Golf carts, golf bags, golf gloves and related accessories have historically accounted for approximately 96% of Ajay's gross sales. Golf clubs historically through 1997 accounted for 65% of Palm Springs' sales. Beginning with 1998, Palm Springs emphasized bags, accessories, gloves and carts over clubs. Leisure Life's sales consist 100% of indoor and outdoor leisure furniture.

Growth Opportunities
--------------------

   The Company believes that its strong brand recognition, reputation for quality, tradition of innovation and breadth of product lines position it to take advantage of opportunities for future growth including:

   Increased Distribution. Through 1995, the Company's products were sold to customers primarily through mass merchants and regional retailers. With its acquisition of the business of Palm Springs in October, 1995, the Company gained a new channel of distribution through off-course golf specialty shops. The Company has been unsuccessful in exploiting this new channel during 1996 through 1998 particularly in golf club sales. The Company is focusing on improving results in this channel and expects to regain its former sales position in the year 2000.

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

   The Company is seeking contract sewing of products that utilize the Company's existing manufacturing capabilities, specifically its cut and sew operations, with the goal of increasing sales and plant utilization during the summer and fall to offset the excess capacity created by the historical seasonality of the golf lines.

   Leisure Life introduced a new line of swing, rocker and stationary furniture for the 1999 sales year. This line is less expensive than its previous line of furniture and incorporates improved product performance features, design features, improved illustration based instructions, improved packaging, improved quality and several cost reduction features and thus offers better value to the end customer. Other new products with future potential include storage shelving, book cases and stained furniture.

   In spite of its increased distribution and new product development efforts, the Company experienced a contraction of its sales base during 1998. The major contributing factors to the contraction were brought on by economic problems in Asian economies. This reduced sharply furniture shipment opportunities and added to competition in the U. S. marketplace by major customers importing Asian golf products directly.


Sports Business
---------------

   Golf, which is the primary market for Ajay's and Palm Springs' business, continues to be a popular form of recreation. According to the National Golf Foundation ("NGF"), a trade association, there were 14.6% more rounds of golf played in 1997 than 1996 which was down 2.7% from 1995. The pace of golf course development also continues steadily. NGF reports that 448 golf courses were opened for play in 1998 compared to 429 in 1997 marking the fourth consecutive year where openings exceeded 400. According to NGF market research, the number of U. S. golfers is approximately 26.5 million. This group consists of 78% male and 22% female and 77% are between the ages of 17 and 60. The Company believes there is a great opportunity for increased participation by females and golfers under 18 and over 60. This belief is based on expected increased interest by younger players, increased emphasis on women's golf and improvements in health, leisure time and increasing numbers of people moving into the over 60 group.

   Licensing. A significant portion of Ajay's revenues result from the sale of products manufactured and sold pursuant to various license agreements, the loss of which could have a material adverse effect on the Company's business.

   Since 1983, Ajay has sold golf bags, hand-pulled golf carts and a range of general sports accessories through a license agreement with Spalding. As consideration for this license, Ajay paid royalties to Spalding based on a percentage of sales, subject to annual minimums of $550,000 for the years ended June 30, 1997 and 1998, and expended 2% of sales under the agreement on advertising, with 1% remitted direct to Spalding. Approximately 75%, 75% and 69% of Ajay's total sales related to products sold under the Spalding license agreement during the years ended December 31, 1998, 1997, and 1996, respectively. Beginning in March of 1999, the Company began to implement a new licensing strategy. The Company recognized that changes in the golf marketplace called for a brand name focused specifically on the golf niche. As a first step in implementing its new brand strategy, a phase out agreement was executed with Spalding Sports Worldwide which provides for a Spalding name phaseout over the next 18 months. The second step was the entering of a 5 year license agreement with the Gary Player Group, Inc. to use the Gary Player name that will cover the sale of Ajay's golf products throughout the USA.

   Gary Player is one of the best known golfers of all time. He is one of only 4 golfers to achieve golf's "Grand Slam" (The Masters, U. S. Open, PGA and British Open championships). In addition to his playing career, Gary Player and the organization bearing his name are involved in golf course design and other golf and charitable activities. Gary Player Design has developed over 100 championship courses throughout the world. Gary Player is regarded as the International Ambassador of Golf. His courteous demeanor and integrity have earned high respect as one of golf's greatest sportsmen and gentlemen. The combination of Gary Player's success in golf tournaments worldwide, his personal integrity and the universal feeling that he represents everything good about the game of golf has caused the Gary Player name to become one of the strongest brands in golf. The Company plans to capitalize on this brand awareness in its future product development and marketing efforts. Effective March 1999 through agreements with Spalding and Gary Player, Ajay began an immediate phase in of the Gary Player branded line and initiated an 18-month phase out of the Spalding branded line.

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

   Design features, such as color, decals, specialized components and decorative accessories often determine whether a golf product model is successful. In order to attract and retain consumers the Company updates and refines these design features on a continuous basis.

   The Company's lines of various accessory products are purchased primarily from foreign sources, principally from the Pacific Rim, and are prepackaged or repackaged for domestic distribution. The packaging designed by Ajay and Palm Springs highlights the various features of the products. The Company's hand-pulled golf carts are manufactured in-house and overseas. The Company is not dependent upon any single source for any of its significant products.


   Marketing and Distribution. Ajay's product lines traditionally have been distributed primarily through discount stores, department stores, catalog stores and other mass merchandise outlets. The Company also sells through most major chain retailers and off-course golf specialty shops. The Company's largest customer is Wal-Mart, which accounted for approximately 28% of the Company's sales in 1998. The second largest customer accounted for 26% of the Company's sales. The loss of these accounts would have a material adverse effect on the Company's results. The Company believes its relationship with these customers is good.

   Except for certain major accounts, most of Ajay's accounts are serviced by manufacturers' representatives working on a commission basis. Ajay services its major accounts through a combination of manufacturers' representatives and its own in-house sales force. Palm Springs services its customers through its in-house and regional sales representatives. The Company's management regularly consults with major customers to discuss merchandising plans and programs, anticipated needs and product development.

   The Company believes it has good name recognition in the industry and attempts to expand that recognition through participation in trade shows, advertising in trade publications and supplying literature and catalogs to the retail trade and consumers.


Leisure Furniture Business
--------------------------

   Demographic changes have driven a shift for the last ten years toward a casual living lifestyle. This is evidenced by the proliferation of decks, patios, and sun rooms. Americans are spending more of their leisure time in a relaxed casual manner. This has led to a need for more leisure time furniture.

   Leisure furniture, used on porches, decks, patios, in sun rooms and yards has traditionally consisted of aluminum, resin, wrought iron and low to medium priced wood products. The designs of wood products have not been stylish or particularly comfortable for seating. Leisure Life's "In Motion" furniture products, which feature contoured slings, adjustability and comfort, have been received favorably in the leisure furniture market.

   Leisure Life's furniture is constructed of a high grade pine which is pressure-treated and kiln-dried to prevent deterioration, warping, and bending and to withstand varying climate conditions. The seating products utilize a patented suspension seating system which permits simple adjustment to accommodate users of different heights and weights. This system also incorporates an ergonomically designed sling and deep cushion seating to provide lower back support. Management believes that its seating products are superior in comfort to any other leisure furniture seating. A patented suspension system is used on swings, rocking chairs, stationary chairs, love seats, and couches.

   In addition to the seating products, Leisure Life also manufactures cocktail and end tables, a bench, canopies, A-frames, potting tables, shelving and bookcases as a coordinated line of leisure furniture. Management believes that a coordinated casual wood furniture line can be marketed for indoor as well as outdoor use.

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

   Marketing and Distribution. Currently, Leisure life supplies nearly 4,500 storefronts worldwide and supplies to 30 distributors in various countries around the world. Large chains such as Wal-Mart, Lowes, Heckingers, Meijers and Price Costco represent 29% of Leisure Life's customer storefront base.
Independent nurseries, hardware stores, pool and patio shops, home centers, department stores, mail order catalogs and casual furniture stores, along with their respective co-op's and specialty distributors carry Leisure Life swings, swing sets, seating and rockers. Export distribution also continues to grow. Wood furniture, as an outdoor category, represents a greater portion of sales in Great Britain, Europe, Japan, Korea, and the Far East than in the U. S. market. Pressure treated Southern Yellow Pine is very competitive with Teak, Mahogany, or any other solid wood outdoor furniture.


Inventories and Backlog
-----------------------

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

   The Company's products tend to have varying degrees of seasonality. Shipments from February to May historically have been significantly higher than the rest of the year, due to the nature of the golf and furniture businesses. Management expects that the indoor leisure furniture line including shelving being developed will have higher shipments in the fall. To reflect the seasonality of the business, inventories will tend to be higher from November to May.

Competition
-----------
   Ajay competes in the golf bag, cart and accessory business with several other domestic companies including Wilson, Gold Eagle, Dunlop, Palmer, Pro Select, Highlander, Knight and others. Increased imports of low cost competitive products, primarily from Asia, continue to subject domestic producers to intense price competition and have created extreme price sensitivity, while also providing a source of competitive products for the Company to offer.

   Palm Springs competes for specialty golf store retail space with over 50 competitors. Retail golf specialty stores carry many lines. The premium brands are represented by names such as Cobra, Callaway, Carsten and Taylor. Other competitors are Datrek, Burton, Sun Mountain, Ogio, Izzo, Gold Eagle and Mitsushiba. Palm Springs offers a line of high quality and feature filled products which sell at moderate price levels and offer consumers high value to price ratios.

   Leisure Life has had limited but growing operations. At this time, Leisure Life, as compared to the large number of manufacturers of indoor and outdoor furniture, is not a significant competitor. In Leisure Life's niche market there are no dominant furniture manufacturers supplying, on a national basis, comparable cushioned, suspended sling back comfort products specifically targeted for porches, decks, patios, and sun rooms. There are several small firms supplying on a regional basis. Competition includes Richie Industries, Palmetto Mfg., Lakeland Mills, Rivenwood and Atwood. Management does not believe that there are any other similar wood furniture products that are adjustable. However, there is competition for display space in stores, along with competition from other wood, resin, aluminum, cushion, and plastic furniture products.

Raw Materials and Components
----------------------------
   Basic materials such as vinyl, nylon, steel and aluminum tubing, plastics and paint used in the golf product manufacturing and assembly process are purchased primarily from domestic sources. Many of the component parts such as golf club head covers, graphite shafts, club heads, golf gloves, light weight carry golf bags and various other golf accessories are obtainable economically only from foreign suppliers and, therefore, are subject to changes in price as a result of fluctuations in foreign currencies against the U.S. dollar. Alternative sources for raw materials and component supplies are available and the Company anticipates no significant difficulty in obtaining raw materials or components, although some such purchases may be at increased prices.

   Leisure Life purchases pressure treated pine, fabric, cushion stuffing, and miscellaneous hardware used in the manufacturing and assembly process from domestic sources. Alternative sources for raw materials are available and Leisure Life has not experienced difficulty in obtaining raw materials.

Patents and Trademarks
----------------------


   Ajay, Leisure Life and Palm Springs own several patents and trademarks and have proprietary knowledge relating to their product lines. Management does not believe that the loss of any of its patents would have a material adverse effect on its business.

Employees
---------

   As of March 5, 1999, the Company had a total of 307 employees: 77 employees at the Delavan, Wisconsin facility, 129 employees at the Mexicali, Mexico facility and 101 employees at the Baxter, Tennessee facility. The Company considers its current relations with its employees to be good.

Item 2.     Description of Property
            -----------------------

   The Company's executive, and Ajay's primary manufacturing, assembly and warehouse facility, is located in Delavan, Wisconsin, and consists of 186,300 square feet of office, manufacturing and warehousing space. This space is leased from an unaffiliated third party under a long-term lease arrangement expiring June 2001, with an option to renew for an additional ten-year period. The Company has an option to purchase the property at its fair market value at the end of either the initial or renewal lease term.

   Through its wholly-owned  subsidiary,  Ajay Leisure de Mexico,  S.A. de C.V.,
Ajay leases an additional manufacturing facility consisting of approximately 30,000 square feet in Mexicali, Mexico. The lease expires on January 14, 2005.

   Leisure Life owns its manufacturing, assembly, and warehouse facility in Baxter, Tennessee, which consists of approximately 40,000 square feet of manufacturing and warehousing space, located on 2.8 acres. The property carries a mortgage in the amount of $197,000.

   These facilities adequately meet the Company's production capacity requirements. The Company, on average, utilizes approximately 80% of its facility square footage. In order to avoid periodic total plant shutdowns, the Company adjusts its product production schedules to maintain sufficient inventory levels and to maintain a full work force.


Item 3.     Legal Proceedings
            -----------------
   The Company, through its operating subsidiaries, Ajay, Palm Springs and Leisure Life, are involved in various legal proceedings which are normal to its business, including product liability and workers' compensation claims. The Company believes that none of this litigation is likely to have a material adverse effect on its financial condition or operations. The Company faces the risk of exposure to product liability claims if consumers using the Company's products are injured in connection with their use. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. Based on historical experience, Ajay, Leisure Life and Palm Springs have product liability insurance coverage which the Company believes is adequate.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

   There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II
                                     -------


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

Market Information
------------------

   The Company's Common Stock and Units were traded on the NASDAQ Stock Market's Small Cap Market until September 4, 1998 at which time they began to trade on the OTC Bulletin Board. The Company's Series C 10% cumulative convertible preferred stock trades on the NASDAQ Small Cap market. The following table sets forth the range of high and low trade prices for the last two years Historic prices have been converted to give effect to a reverse 1:6 common stock split effective August 14, 1998.


COMMON STOCK                       TRADE PRICES
------------                       ------------
1997
-----                           HIGH            LOW
First Quarter                 $ 1.86          $  .96
Second Quarter                $ 2.04          $  .78
Third Quarter                 $ 1.68          $ 1.14
Fourth Quarter                $ 2.04          $  .78

1998
-----
First Quarter                 $ 1.50          $  .78
Second Quarter                $ 2.28          $  .78
Third Quarter                 $ 3.78          $  .75
Fourth Quarter                $ 1.03          $  .34


UNITS
-----
1997
-----                           HIGH            LOW
First Quarter                 $ 6.00          $  6.00
Second Quarter                   N/A              N/A
Third Quarter                    N/A              N/A
Fourth Quarter                $ 4.50          $  4.50

1998
----
First Quarter                    N/A              N/A
Second Quarter                $ 3.78          $  3.78
Third Quarter                 $18.78          $  8.28
Fourth Quarter                   N/A              N/A


WARRANTS (Delisted 11/13/1997)
--------
1997
-----                            HIGH           LOW
First Quarter                 $  .18          $ .18
Second Quarter                $  .30          $ .12
Third Quarter                 $  .18          $ .12
Fourth Quarter                $  .12          $ .12

SERIES C PREFERRED STOCK            TRADE PRICES
1997                           HIGH              LOW
First Quarter                 $ 6.75           $ 5.25
Second Quarter                $ 6.00           $ 4.38
Third Quarter                 $ 5.00           $ 4.38
Fourth Quarter                $ 6.13           $ 3.00

1998
First Quarter                 $ 4.00           $ 2.38
Second Quarter                $ 4.75           $ 3.25
Third Quarter                 $ 6.13           $ 2.75
Fourth Quarter                $ 3.00           $ 2.25


   The NASDAQ Stock Market, Inc. issued new standards for continued listing of Small Cap Market participants which became effective on February 23, 1998. Ajay was a Small Cap Market participant and as such fell under these new rules. In spite of efforts to meet the minimum $1.00 bid price, Ajay stock traded below this newly established requirement and therefore the stock was delisted on September 4, 1998. The common stock now trades on the OTC Bulletin Board.

Holders

   The number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company's transfer agent, as of December 31, 1998 are as follows:

                                    Common Stock        369
                                    Preferred C           9
                                    Warrant A            66


   Based on a street name shareholder listing, the Company believes that its round lot common shareholders total approximately 900.

Dividends

   Holders of shares of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available. The Company has not paid any dividends on its Common Stock and intends to retain future earnings to finance the development and expansion of its business. The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, bank credit agreement restrictions and the financial condition of the Company.

   Holders of the Company's Series C Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of $1.00 per share. Due to a shortage of operating funds to run the business, dividends have not been paid since January 1997. Until the Company has cash available for dividends, it does not anticipate declaring or paying dividends on its Series C preferred stock.

Item 6.          Selected Financial Data
                 -----------------------

Overview
--------

                The following table presents summary historical consolidated financial data derived from audited financial statements of the Company (in thousands, except per share amounts).
                                     Year    Ended     December    31,
                                  -----------------------------------------
Statement of Operations:          1998      1997      1996      1995     1994
                                  -----     -----     -----     -----    -----
Net sales                       $22,925   $30,330   $24,341   $18,728  $12,899
Cost of sales                    19,477    26,585    20,759    15,291   12,291
                                -------   -------   -------   -------  -------

   Gross profit                   3,448     3,745     3,582     3,437      608

Selling, general and
   administrative expenses        3,868     5,837     5,067     3,247    2,747
                                -------   -------   -------   -------  -------

Operating income (loss)            (420)   (2,092)   (1,485)      190   (2,139)

Nonoperating income (expense):
   Interest expense - net        (1,139)   (1,280)   (1,103)     (801)    (614)

Gain (loss) on disposition of
   investment in affiliate, net       -         -         -         -      (38)

Other, net                           84      (144)      (38)      (41)    (289)
                                -------   --------  --------  --------  ------
Income (loss) from operations before
   income taxes                  (1,475)   (3,516)   (2,626)     (652)  (3,080)
                                --------  --------  --------  --------  ------

   Income tax expense (benefit)       -         -      (893)     (208)       -
                                --------  --------  --------  --------  ------

Net income (loss)               $(1,475)  $(3,516)  $(1,733)   $ (444) $(3,080)
                                ========  ========  ========   ======= ========
Net income (loss) per common share @
                                $ (0.47)  $ (1.01)  $ (0.55)   $(0.18) $ (1.61)
                                ========  ========  ========   ======= ========
Weighted average common and common
   stock equivalent shares outstanding @
                                  3,909     3,879     3,874     3,787    2,036
                                ========  ========  ========   =======  =======

Cash dividends per common share       -         -         -         -        -

                                                  December 31,
                                  ------------------------------------------
Balance sheet data:               1998     1997     1996      1995      1994
                                  -----    -----    -----     -----     -----
Working capital                 $ 5,652  $ 8,200  $ 3,348   $ 6,323   $   593
Total assets                    $13,083  $16,614  $18,495   $18,486   $ 9,365
Long term debt                  $ 7,538  $13,229  $ 5,196   $ 5,111   $   121


@ Current and prior years restated to reflect result of reverse 1 for 6 common stock split effective August 14, 1998.

Item 7.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

Results of Operations
---------------------

Net Sales

   Net sales in 1998 were $22.9 million, a decrease of $7.4 million, or 24% when compared to 1997 sales. The sales decrease in the golf product line was $6.8 million or a 26% decrease. Mass market golf sales declined $3.7 million and sales decreased to specialty golf stores by $3.1 million. Furniture sales decreased $0.6 million or 13%. Lower sales in the mass merchant channel represent fewer sales to existing customers as a result of a weak market during the second half of 1998. This delayed the start up of new commitments for 1999 and reduced volume of sale of new lines. Sales to specialty golf stores were off due to the Company de-emphasizing its golf club lines, a reduced product offering and contraction of the sales force. Furniture sales decreases represent lower export sales due to weak economic factors in Asia and competition from foreign imports due to the same reason. Historically, mass market sales have been Ajay's core business. .
   Sales in 1997 were $30.3 million, an increase of $6.0 million or 25% compared to 1996. The overall sales increase occurred in both the golf and furniture product lines. Sales of golf products increased by $4.3 million in the mass market. Furniture sales increased $1.7 million or 63% reflecting a customer base increase in both foreign and domestic markets.


Gross Margin

   The Company's 1998 gross margin decreased 8% to $3,448,000 compared to $3,745,000 for the 1997 year. Gross margin as a percent of sales increased to 15.0% as compared to 12.3% of sales for 1997. The gross profit amount decrease of 8% was a result of a sales volume decrease of 24% partly offset by de-emphasizing sales of golf clubs formerly sold at gross profit level losses in 1997. An improvement in manufacturing efficiency brought on by improved liquidity also contributed to increased percentage and absolute margins.

   The Company's 1997 gross margin increased 4.6% to $3,745,000 compared to $3,582,000 for the 1996 year. Gross margin as a percent of sales declined to 12.3% as compared to 14.7% of sales for 1996. Contributing to this decline were three factors. The first was the lack of sufficient operating liquidity during 1997 which resulted in increased costs in manufacturing, logistics and product substitutions. The second factor was the poor performance of Palm Springs' golf club product line in the marketplace. The final factor was the closing of the
Palm Springs facility in California and consolidating it into Delavan, Wisconsin. These factors reduced gross profit margin by approximately 2.0%, 1.6% and 0.7% respectively.

Selling, General and Administrative Expenses

   SG&A for 1998 was $3.9 million and 16.9% of sales compared to $5.8 million and 19.2% of sales for 1997. $1.2 million was saved by consolidating Palm Springs into the Delavan operation. A further reduction of $570,000 in mass market golf resulted from sales volume decreases, head count reduction and efficiency improvements.

   As a percent of sales, SG&A was 19.2% for 1997 compared to 20.8% of sales for 1996. SG&A expenses during 1997 increased by $770,000 or 15.2% compared to 1996. The largest contributor to increased expenses was the legal, accounting and other costs associated with refinancing the Company which contributed nearly one percent to SG&A.


Interest Expense

   Interest expense for 1998 was $1,139,000 a decrease of $141,000 from the prior year. The decrease resulted from lower sales and operating levels. Interest expense was $1,280,000 for 1997, an increase of $177,000 over the prior year. The increase in interest expense in 1997 was primarily the result of increased debt to finance Palm Springs losses.

Income Taxes


The Company had no income tax liability during the years ended December 31, 1998, 1997 and 1996.

Financial Condition
-------------------

   At December 31, 1998, the Company had working capital of $5,652,000, compared with $8,200,000 at December 31, 1997. This $2,548,000 decrease resulted from lower receivables, inventories and payables as a result of lower sales levels in the 4th quarter of 1998 and a reduction in delinquent receivables. The ratio of current assets to current liabilities at December 31, 1998 and 1997 was 3.0.

   Inventories at December 31, 1998 were $5.7 million compared to $6.4 million at December 31, 1997. Trade accounts receivable were $1.9 million at December 31, 1998 compared to $5.1 million at December 31, 1997.

   At December 31, 1998 and 1997, net fixed assets were $1,708,000 and $1,723,000, respectively. The decrease reflects depreciation in excess of capital expenditures.

Capital Resources
-----------------

   The Company expended $319,000 in 1998 for capital expenditures, over half of which was used for improvements in its furniture business manufacturing, with most of the balance allocated to golf bag manufacturing.

Liquidity
---------

   Cash flow from operations for 1998 was positive by $861,000 in spite of a net loss. The positive operating cash flow was primarily generated by reduced working capital from lower sales levels in the fourth quarter of 1998. The positive operating cash flow was used to pay down loans and buy equipment.

   The Company's liquidity varies with the seasonality of its business which, in turn, influences its financing requirements. The seasonal nature of the Company's sales creates fluctuating cash flow, due to the temporary build-up of inventories in anticipation of, and receivables during, the peak seasonal period which historically has been from February through May of each year. The Company has relied on Williams and bank revolving credit facilities in the past and continues to rely heavily on revolving credit facilities for its working capital requirements.

   On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, National Association ("Wells") to separate its credit facility from that of Williams Controls, Inc. and its subsidiaries ("Williams"). The credit facility as restructured provides for maximum borrowing capacity of $10,025,000, consisting of a revolving credit facility of up to $9,500,000 and a term loan of $525,000. As a result of this transaction, the Company no longer has joint and several liability, cross collateral agreements or guarantees with Williams with respect to Williams' Wells Fargo facility. The Company's new asset-based credit facility from Wells provides the Company with approximately $700,000 of increased loan availabilities and borrowing capability against inventory and accounts receivable. The interest rate is prime plus 1% on the revolver and prime plus 1.5% on the term loan. The Company has a temporary over advance line and anticipates the need for additional capital later in the year.

   In connection with the restructuring of the Wells Fargo Bank credit facility, the Company entered into an agreement in June 1998 with Williams under which Williams advanced $2,000,000 in cash and securities. As a result of these additional investments plus Williams' assumption of certain liabilities and potential additional payments to the bank, the debt and equity investments could reach $8,650,000 with an initial 3-year effective annual cost of 8.75% inclusive of interest, dividends and fees. On June 30, 1998, Williams converted $5,000,000 of this debt into 6,000,000 shares of a newly created series of preferred stock of the Company, the series D cumulative convertible non-voting preferred stock. Series D is convertible into the Company's common stock at the rate of 0.55556 common shares for each preferred share. The Company delivered a promissory note to Williams for the unconverted portion of the debt. This note is secured by a lien on the Company's assets which is junior to the liens held by the Company's bank lenders. Williams continues to own approximately 17.3% of the outstanding common stock of the Company and holds options to purchase an additional 1,851,813 shares of common stock. Williams also continues to have rights, which were negotiated in 1994, to utilize for a fair market fee, excess floor space and related resources in the Company's manufacturing facilities in Wisconsin and Mexico.


   The Company believes that the combination of the Wells and Williams refinancing agreements has resulted in an improved working capital position which enabled the Company to pay down past due accounts payable. It also has increased liquidity, providing the Company with additional availability under its bank credit facility and strengthened the Company's capital structure by increasing equity.

Year 2000 Compliance
--------------------

   State of Readiness.  During the past two years, the Company has been actively
involved  in  finding  and  correcting  Y2K  problems   within  its  information
technology structure.

   The Company's main computing system, an IBM AS/400, is certified by IBM to be Y2K compliant. The Company's proprietary software that runs on the AS/400 will be Y2K compliant by May 31, 1999.

   Personal computers are being evaluated using a software tool provided by IBM. This evaluation phase will be completed by April 30, 1999. The remediation phase will start on May 1, 1999, with an anticipated completion date of June 30, 1999.

   Internal systems and equipment that depend upon embedded microchips have been certified to by Y2K compliant. The Company's utility providers have assured us that there will be no century-related problems.

   The Company has contacted all of its suppliers to determine their Y2K status. A majority have responded positively. The remaining suppliers will be contacted again and alternate sources will be found where needed.

   Costs.The Company hired a full-time programmer/analyst in February 1998, to help with the Y2K conversion. The Company upgraded its EDI translation software to accommodate the EDI Y2K solution, Version 4010. The Company anticipates that its Y2K costs related to information technology that are beyond the scope of normal operations will not be significant.

   Contingency Plans.The Company is developing plans to obtain secondary sources for key raw material. Manual backup for certain functions will be implemented on a short-term basis, if necessary. Unanticipated problems will be addressed as they occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

   The Company holds only one market risk instrument. This is common stock classified as marketable securities and carried as a current asset in the amount of $396,000 as of December 31, 1998. This stock is subject to equity price risk. The full carrying value represents the market value of 166,719 shares of Williams Controls, Inc. common stock valued at $2.375 per share, which is the last trade for 1998. This stock is traded on the NASDAQ national market. The shares were received as part of the restructuring agreement with Williams dated June 30, 1998. The intention is to liquidate the remaining shares as necessary during 1999. High and low closing prices per share for 1998 were $3.34 and $2.00 respectively. Since year end and through March 17, 1999 the lowest closing price has been $2.375.


Item 8.     Financial Statements
            --------------------

   Financial statements are attached hereto following Item 14.


Item 9.     Changes in and  Disagreements  with Accountants on  Accounting  and
            -------------------------------------------------------------------
            Financial Disclosure
            --------------------

   Not applicable.

                                    PART III
                                    --------




Item 10.  Directors and Executive Officers of the registrant
          --------------------------------------------------


   The Registrant's directors and executive officers as of March 26, 1999 are as follows:



                             Positions and                       1st Yr. As
Name                   Age   Offices with                        Director
                             Company
------------------    ----   --------------                      -----------

Anthony B. Cashen      63    Director                               1993

Robert R. Hebard       46    Director & Corporate Secretary         1989

Thomas W. Itin         64    Chairman, CEO & President              1993

Robert D. Newman       57    Director                               1994

Clarence H. Yahn       62    Director & Chief Operating             1994
                             Officer

Duane R. Stiverson     57    Chief Financial Officer



Anthony B. Cashen. Mr. Cashen has served as a director of the Company since 1993. For more than the past five years, Mr. Cashen has served as a managing partner or senior partner of LAI Ward Howell, a publicly held management consulting and executive recruiting firm located in New York City. He has served as Secretary, Treasurer and Director of LBO Capital Corporation, a publicly held Company, since its inception. He currently serves as a Director of Immucell Corp., and Williams Controls, Inc., both publicly held companies. Previously, Mr. Cashen had been an officer and principal of the investment firms A. G. Becker, Inc. and Donaldson, Lufkin and Jenrette, Inc. He received an MBA from the Johnson Graduate School of Management at Cornell University, and a Bachelor of Science degree from Cornell University.

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

Thomas W. Itin. Mr. Itin was elected Chairman of the Board and President of the Company in June of 1993, and is the Company's largest single stockholder. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He has also served as Chairman of the Board and Chief Executive Officer of Williams since March 1989 and also as President and Treasurer since June 1993. He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. Mr Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. He received a Bachelor of Science degree from Cornell University and an MBA from New York University.

Robert D. Newman. Mr. Newman became a Director of the Company in August 1994. He has served as Vice President and General Manager of Leisure Life, Inc., a wholly owned subsidiary of the Company since August 1994. Recently his position was redefined to enable him to focus on new product development, with his former General Manager responsibilities assigned to another individual. Mr. Newman founded Leisure Life, Inc. in October, 1990 and served as President from its inception until its purchase by the Company in August 1994. Mr. Newman was President and Chief Executive Officer of Stone Mountain Millworks from 1985 to 1989. He served as Director of Product Development for Gold Medal, Inc. from 1989 to October 1990. Mr. Newman attended Northern Illinois University.

Clarence H. Yahn. Mr. Yahn became a Director of the Company in September 1994, and has served as Director of Ajay since September 1993 and as Ajay's President since January 1994. Mr. Yahn has served as the Chief Operating Officer of the Company since January 1996. From December 1996 to December 1998, Mr. Yahn also served as Executive Vice President of Williams Controls, Inc. responsible for the Company's Consumer Durables Group. In 1988, Mr. Yahn joined Gold Medal, Inc. as its President. Prior to joining Ajay Leisure Products, Mr. Yahn served as Chief Executive Officer of Melnor, Inc. a consumer durables company from 1992 to 1993. He received a Bachelor of Science degree in mathematics and physics from the University of Wisconsin and received a Masters degree in International Business from the American Graduate School of International Management.

Duane R. Stiverson has been Chief Financial Officer of Ajay Sports, Inc. since July 1994. Prior to joining the Company, Mr. Stiverson was the Vice President of Operations for VariQuest Technologies, Inc. and held that position from 1991 until he joined the Company in July 1994. From 1987 to 1990, Mr. Stiverson was Vice President of Materials for the Ambrosia Chocolate Company. From 1978 to 1987, he was the Vice President of Finance for Ambrosia, and from 1976 to 1978 was its Controller. Prior to 1978, Mr. Stiverson held various controller and corporate finance positions with Bendix Corporation. Mr. Stiverson is a CPA, has a Bachelor of Science degree from the University of Nebraska and an MBA degree from Michigan State University.

Robert R. Hebard is the son-in-law of Thomas W. Itin, the Company's chairman. Other than this relationship, there are no other family relationships between any director or executive officers.

Item 11          Executive Compensation
-------          ----------------------

Summary of Cash and Certain Other Compensation
----------------------------------------------

The following table shows, for the years ending December 31, 1998, 1997 and 1996, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation from all capacities in which they serve:

                               Summary Compensation Table

--------------------------------------------------------------------------------

                                               Annual            Long-Term
                                            Compensation        Compensation
                                   Securities
Name and Principal Position       Year         Salary            Underlying
                               Options (# Shares)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Thomas W. Itin                    1998         $ 1 (1)                -
Director and Principal            1997         $ 1 (1)                -
Executive Officer of the          1996         $ 1 (1)                -
Company, and Director and
Principal Executive Officer of
Ajay Leisure Products, Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Clarence H. Yahn                  1998        $120,000               -
Director of the Company and       1997        $117,502               -
President of Ajay Leisure         1996        $100,000           33,334 (2)
Products
--------------------------------------------------------------------------------

(1) See "Employment contracts" below.

(2) Represents number of shares of common stock underlying stock options granted in December 1996.

Options/SAR Grants
------------------

During 1998, no options or SARs were granted to the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises and Fiscal Year End Option Value
------------------------------------------------------------

The table below summarizes options, the number of securities underlying unexercised stock options at December 31, 1998 which are held by the executive officers listed in the Summary Compensation Table. No options were exercised during the year and at year end none were in-the-money.


       Aggregated Option Exercises in 1998 and December 31, 1998 Option Values

                  ------------------------------------------------

                     Number of Securities Underlying Unexercised
                               Options / FY - End (#)


                     Name           Exercisable        Unexercisable
                     ------------------------------------------------
                     ------------------------------------------------

                     Thomas  W.  Itin         0              0
                     CEO
                     ------------------------------------------------
                     ------------------------------------------------

                     Clarence  H.        25,000          8,334
                     Yahn
                     President,  Ajay
                     ------------------------------------------------


The Company does not have any restricted stock, long-term incentive, defined benefit or pension plans.



Compensation of Directors
-------------------------

Directors are not paid a fee for attending regular Board of Directors meetings. However, they are reimbursed for expenses incurred in attending such board meetings.

Under the 1994 Stock Option Plan, the non-employee directors who are members of the Compensation Committee are to receive grants of 834 non-statutory stock options under the plan at each Annual Meeting. Grants during 1998 to members of the Compensation Committee totaled 1,668 options to purchase 1,668 shares of common stock exercisable at $1.50 per share for five years.

Employment Contracts
--------------------

The Company has an employment arrangement with Mr. Itin under which he served as the President and Chief Executive Officer of the Company at a salary of $1 per year during the years ended December 31, 1994 through 1997. This arrangement expired on December 31, 1997 and Mr. Itin's continued arrangement during 1998 was compensated at an annual salary of $1.00.

                               Further Information
                               -------------------


Item 12          Security Ownership of Certain Beneficial Owners and Management
-------          --------------------------------------------------------------

The table below sets forth, as of March 24, 1999, the number of shares of Common Stock beneficially owned by each director and executive officer (named in the Summary Compensation Table) of the Company individually, all such executive officers and directors as a group, and each beneficial owner of more than five percent of the Common Stock. The following stockholders have sole voting and investment power with respect to their holdings unless otherwise footnoted.



Name and Address            Number of Shares Beneficially    Percentage of Class
                            Owned                            (1)
----------------            -----------------------------    -------------------

Thomas W. Itin                    2,758,197 (2)(3)(5)(6)(9)            50.9%
7001 Orchard Lake Road, Suite
424
West Bloomfield, MI 48322

Williams Controls Industries,           5,871,422 (4)                  64.2%
Inc.
14100 SW 72nd Avenue
Portland, OR 97224

TICO                                    1,990,747 (5)                  38.9%
7001 Orchard Lake Road, Suite
424
West Bloomfield, MI 48322

Acrodyne Profit Sharing Trust            462,246 (6)                   10.9%
7001 Orchard Lake Road, Suite
424
West Bloomfield, MI 48322

Robert R. Hebard                          6,112 (7)                     0.2%
7001 Orchard Lake Road, Suite
424
West Bloomfield, MI 48322

Enercorp, Inc.                           315,634 (8)                    8.0%
7001 Orchard Lake Road, Suite
424
West Bloomfield, MI 48322

LBO Capital Corp.                        280,001 (9)                    7.0%
7001 Orchard Lake Road, Suite
424
West Bloomfield, MI 48322

Robert D. Newman                           112,667                      2.8%
215 4th Avenue North, P.O.
Box 60
Baxter, TN  38544

Clarence H. Yahn                         55,667 (10)                    1.4%
1501 E. Wisconsin Street
Delavan, WI  53115

Duane R. Stiverson                       11,476 (11)                    0.3%
1501 E. Wisconsin Street
Delavan, WI  53115

Anthony B. Cashen                         4,778 (12)                    0.1%
LAI WARD HOWELL
99 Park Avenue, 20th Floor
New York, NY 10016

All executive officers and         2,948,897 (2)(3)(7)(10)             54.2%
directors                                           (11)(12)
as a group
(6 persons)

1) Where persons listed on this table have the right to obtain additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 31, 1999, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 3,956,815 shares outstanding.

(2) Mr. Itin may be deemed to be a "control person" of the Company. Includes Common Stock and shares of Common Stock issuable upon the exercise of presently exercisable warrants and the conversion of presently convertible Preferred Stock beneficially owned by Mr. Itin's spouse and affiliates of Mr. Itin as follows:



Entity                                   Shares        Description
------                                   ------        -----------
TICO                                    833,340        Common Stock
First Equity Corporation                 25,203        Common Stock
Acrodyne Profit Sharing Trust           462,246        Common Stock and warrants
LBO Capital Corporation                 280,001        Common Stock and warrants
                                      ---------
                                      1,600,790

TICO (12,500 shares of Series
B preferred stock convertible                          Series "B" Preferred
at one share for 92.5926              1,157,407        Stock conversion
shares of Common Stock)               ---------

                                      2,758,197
                                      =========

      Mr. Itin disclaims beneficial ownership in the securities owned by LBO Capital Corp. and First Equity Corporation in excess of his pecuniary interest. Mr. Itin's spouse owns an 80% equity interest in First Equity Corp., and Mr.Itin owns 56% of the outstanding common stock of LBO Capital Corp., a company with its common stock registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Itin is also Chairman of the Board and President of LBO Capital.

(3) Does not include 686,275 Common Shares, 1,851,813 options and 3,333,334 shares available from series D preferred on conversion owned by Williams Controls, Inc. Mr. Itin is Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Treasurer and 30.5% beneficial owner of Williams Controls, Inc. Even though Mr. itin is a Director of Williams Controls, he abstains from voting on matters pertaining to the Company in meetings of the Directors of Williams Controls.

(4) Includes 1,851,813 shares of Common Stock issuable upon the exercise of outstanding stock options and 3,333,334 shares available from Series D preferred on conversion. See "Certain Relationships and Related Transactions."

(5) Includes 1,157,407 shares of Common Stock issuable upon conversion of 12,500 shares of presently convertible Series B Preferred Stock, at a rate of 92.5926 shares of Common Stock for every one share of preferred stock. TICO is a Michigan partnership of which Mr. Itin is the Managing Partner.

(6) Includes 266,167 shares of Common Stock issuable upon exercise of options. Mr. Itin is trustee and beneficiary of Acrodyne Profit Sharing Trust.

(7) Does not include ownership of Enercorp, Inc. Mr. Hebard is the Chairman and President of Enercorp. Includes 278 vested shares issuable upon the exercise of stock option granted under the 1994 stock option plan.

(8) Includes the following Common Stock and shares of Common Stock issuable upon the conversion of presently convertible Preferred Stock owned by Enercorp, Inc., a Colorado corporation, with its Common Stock registered under Section 12(g) of the Exchange Act:



      Common Stock                                                  310,785

      2,000 shares of Series C preferred stock,
      convertible at one preferred share for 2.4242
      shares of Common Stock                                          4,849
                                                                    -------

                                                                    315,634


(9) Includes 33,334 shares of Common Stock issuable upon exercise of warrants. LBO Capital Corporation is a Colorado corporation of which Mr. Itin is a 56% shareholder, Chairman of the Board of Directors, and President.

(10) Includes 25,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

(11) Includes 3,125 shares of Common Stock issuable upon the exercise of outstanding stock options.

(12) Includes 2,778 vested shares of Common Stock issuable upon the exercise of outstanding stock options granted under the 1994 Stock Option Plan.


                      Compliance with Section 16(a) of the
                         Securities Exchange Act of 1934


Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires executive officers, directors, and persons who beneficially own more than 10% of the Company's Common Stock to file, with the SEC, initial reports of beneficial ownership on Form 3, reports of changes in beneficial ownership on Form 4, and annual statements of changes in beneficial ownership on Form 5. Persons filing such reports are required under the regulations promulgated by the SEC pursuant to Section 16 to furnish the Company with copies of such reports. Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended December 31, 1998, the Company believes that all reports were timely filed.

Item 13           Certain Relationships and Related Transactions
-------           ----------------------------------------------

Since 1994, Williams Controls, Inc. has made loans and provided capital to the Company to assist the Company in meeting its financing requirements. Williams owns 686,275 shares of the Company's common stock and holds options to purchase an additional 1,851,813 shares of common stock exercisable at $1.08 per share through August 1, 1999. Thomas W. Itin, the Company's Chairman, President, Chief Executive Officer, Treasurer and beneficial owner of approximately 50.9% of the Company's common stock, is also the Chairman, President, Chief Executive Officer, Treasurer and beneficial owner of approximately 30.5% of the common stock of Williams. Another director of the Company, Anthony B. Cashen, was elected to serve a three-year term on the Board of Directors of Williams at the annual meeting of the stockholders of Williams held in February 1999.

From July 1997 to July 1998, the Company and its subsidiaries (the "Company parties") were parties with Williams and its subsidiaries (the "Williams parties") to a joint credit facility from Wells Fargo Bank, National Association (the "Joint Wells Loan"). The proceeds of this joint financing were used to repay the loans of the Williams parties and partially repay loans of the Company parties from a previous bank lender, United States National Bank ("U. S. Bank"). In connection with the Joint Wells Loan, Williams provided the Company a loan in the amount of $2,268,000 (the "Williams Bridge Loan") and U. S. Bank provided the Company a bridge loan in the amount of $2,340,000 (the "USB Bridge Loan"). The Company is the primary obligor on the USB Bridge Loan promissory note and it is guaranteed in full by the Williams parties, and by the Company's Chairman, personally, up to $1,000,000.

As of June 30, 1998, the Joint Wells Loan was restructured to separate the loans to the Company parties and the Williams parties. This restructuring eliminated joint and several liability to Wells, as well as cross collateral and guarantee agreements, between the Company parties and the Williams parties as they related to the Joint Wells Loan. The Company's new credit facility with Wells allows the Company parties to borrow up to the lesser of $9,500,000 or the Borrowing Base (as defined in the credit agreement) and matures on June 30, 2001. The Borrowing Base is calculated periodically based on a formula including eligible accounts receivable, eligible inventory and certain letters of credit as determined by Wells.

In connection with the transaction with Wells to separate the loans of the Company parties and the Williams parties effected June 30, 1998, Williams (a) advanced an additional $2,000,000 in the form of cash and marketable securities,
(b) purchased notes payable of approximately $948,000 by the Company to other affiliated parties, Enercorp, Inc. and First Equity Corporation, which evidenced loans provided by those parties during 1997 when the Company required additional capital, (c) and agreed to convert $5,000,000 of the amount owed by the Company to Williams into 6,000,000 shares of a newly created class of preferred stock of the Company, its Series D cumulative convertible preferred stock. In connection with these transactions with Williams, the Company delivered a promissory note to Williams for the full amount owed to Williams after conversion of $5,000,000 into the Series D preferred stock (the "Williams Note"). The Williams Note is secured by a lien on substantially all of the assets of the Company parties, which lien is subordinate to the liens of U. S. Bank and Wells.

At December 31, 1998, the Company owed $1,587,000 under the Williams Note. In addition, it owed $1,985,00 to U. S. Bank under the USB Bridge Loan. If the Company is unable to meet its repayment obligations under the USB Bridge Loan and Williams agrees to and makes payments on the USB Bridge Loan on the Company's behalf, any payments made by Williams would result in an increase in the amount the Company owes to Williams.

The Series D preferred stock is convertible at the option of Williams into 3,333,333 shares of the Company's common stock. No dividends accrue on the Series D preferred stock until after July 31, 2001. The dividend rate on the Series D preferred stock will be 17% per annum commencing August 1, 2001 and will increase to 24% in 2002. The Series D preferred stock is redeemable by the Company and the Company will attempt to raise capital from new sources in order to redeem the Series D preferred stock in lieu of paying these premium dividend rates.

The Company has also entered into agreements with Williams which require annual payments of $90,000 for administrative fees and $80,000 for management fees for sourcing products overseas on the Company's behalf. These annual obligations continue for three years.

During 1997 and 1998, an executive officer of the company provided management services to Williams for which the Company was paid $75,000 in 1998 for his time and services. Effective December 1998, the Company officer is providing significantly reduced services to Williams.

                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 10-K
            -----------------------------------------------------------------

(a)   1.   Financial Statements:

      Ajay Sports, Inc. and Subsidiaries
      Consolidated Financial Statements of Ajay
      Sports, Inc. and Subsidiaries:

      Reports of Independent Accountants

      Consolidated Balance Sheets - December 31, 1998
      and 1997

      Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Stockholders' Equity Years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

      Notes to Financial Statements

   2. Financial Statement Schedules:

      Ajay Sports, Inc. and Subsidiaries:

      Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 1998, 1997 and 1996

   3. Exhibits required by Item 601 of Regulation S-K

      The following exhibits designated with a "+" symbol represent the Company's Management Contracts or Compensatory Plans or arrangements for executive officers:

      Exhibit 3.1 (a)     Articles of Incorporation and Bylaws and amendments
        thereto. (1)

      Exhibit 3.1 (b)     Certificate of Designations of Rights
        and Preferences of the Series B 8% Cumulative
        Convertible Preferred Stock of Ajay Sports, Inc.  (7)

      Exhibit 3.1 (c)     Certificate of Designations of Rights and
        Preferences of the Series C 10% Cumulative Preferred
        Stock of Ajay Sports, Inc.  (8)

      Exhibit 3.1 (d)     Certificate of Designations of Rights and
        Preferences of the Registrant's Series D Cumulative
        Convertible Non-Voting Preferred Stock  (12)

                                     PART IV
                                     -------
                                    CONTINUED


      Exhibit 3.1 (e)      Certificate of Amendment to Restated Certificate
        of Incorporation Dated August 11, 1998 for common stock split
        effective August 14, 1998.   (13)  Filed Herewith

      Exhibit 3.2         Bylaws   (1)

      Exhibit 10.1 (a)     License Agreement dated April 14,
        1992 between Spalding Sports Worldwide and Ajay
        Leisure Products, Inc.   (2)

      Exhibit 10.1 (b) First Amendment to the April 14, 1992 Spalding License Agreement dated April 2, 1993 (4)

      Exhibit 10.1 (c) Second Amendment to the April 14, 1992 Spalding License Agreement dated July 1, 1994 (7)

      Exhibit 10.1 (d) Third Amendment to the April 14, 1992 Spalding License Agreement dated June 5, 1995 (8)

      Exhibit 10.1 (e) License Agreement dated March 8, 1999 between Spalding Sports Worldwide, Inc. and Ajay Leisure Products, Inc.(13)
        Filed Herewith

      Exhibit 10.2 Williams/Ajay Loan and Joint Venture Implementation Agreement dated May 6, 1994 as amended by Letter Agreement dated April 3, 1995 (7)

      + Exhibit 10.3   Employment Agreement dated July 31,
        1994 between Robert D. Newman, Leisure Life, Inc.
        and Ajay Sports, Inc.   (7)

      Exhibit 10.4      1994 Stock Option Plan   (6)

      Exhibit 10.5      1995 Stock Bonus Plan   (6)

      Exhibit 10.6 (a) Revolving Loan Agreement dated July 25, 1995 Between Ajay Sports, Inc. and United States National Bank of Oregon, including Guaranties, Security Agreements, and Other
        Loan Documents   (8)

      Exhibit 10.6 (b) First Amendment to the July 25, 1995 Revolving Loan Agreement dated October 2, 1995, including amendment to Bulge Loan Note, Supplement to Guaranty and Amendment to Revolving Loan Note (9)

      Exhibit 10.7      Credit Agreement dated July 11, 1997,
        among Registrant and its subsidiaries and Williams Controls, Inc. and its subsidiaries, as borrowers, and Wells Fargo Bank, National Association, including Guaranties, Security Agreements,
        Intercreditor Agreement and other Loan Documents   (10)

                                     PART IV
                                     -------
                                    CONTINUED


      Exhibit 10.8      Consent Reaffirmation and Release Agreement
        with U. S. Bank and Promissory Note of the Registrant   (10)

      Exhibit 10.9 Security Agreement dated July 14, 1997, among Registrant and its subsidiaries, as debtors, and Williams Controls and its subsidiaries as secured parties (11)

      Exhibit 10.10 Credit Agreement, dated June 30, 1998, by and among the Registrant and its subsidiaries and Wells Fargo Bank, NA including Promissory Notes, Security Agreements and other Loan Documents (12)

      Exhibit 10.11 Restructuring agreement, dated June 30, 1998, by and among Registrant and its subsidiaries and Williams Controls,
        Inc. including promissory note   (12)

      Exhibit 10.12 License Agreement dated March 8, 1999 between Gary Player Group, Inc. and Ajay Leisure Products, Inc. (13) Filed Herewith

      Exhibit 21.0      List of Subsidiaries  Filed Herewith

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

                                     PART IV
                                     -------
                                    CONTINUED


      (10) Previously   filed  with  and  incorporated  by  reference  from  the
           Registrant's Form 10-Q for the Quarterly period ended June 30, 1997. (SEC file No. 0-18204)

      (11) Previously filed with and incorporated by reference from the Registrant's 10-K filed for December 31, 1997. (SEC file No. 0-18204)

      (12) Previously   filed  with  and  incorporated  by  reference  from  the
           Registrant's Form 10-Q for the Quarterly period ended June 30, 1998. (SEC file No. 0-18204)

      (13) Currently filed herein.


(b)   Reports on Form 8-K

      During the last quarter of the 1998 fiscal year, the Company filed one report on Form 8-K.

      Date of
      Report     Subject
      -------    -------
      12/4/98    Item 5, Other Events - Extension  of the common stock  purchase warrants to June 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ajay Sports, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in West Bloomfield, Michigan on the 29th day of March, 1999.

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

SIGNATURES                    TITLE                           DATE
----------                    ------                          -----


\s\Thomas W. Itin
-----------------             Director                        March 29, 1999
Thomas W. Itin                and Principal                   --------------
                              Executive Officer



\s\Duane R. Stiverson
---------------------        Chief Financial                  March 29, 1999
Duane R. Stiverson           Officer and                      --------------
                             Principal Accounting
                             Officer


\s\Robert R. Hebard
-------------------          Director                         March 29, 1999
Robert R. Hebard                                              --------------



\s\Anthony B. Cashen
--------------------         Director                         March 29, 1999
Anthony B. Cashen                                             --------------



\s\ Clarence H. Yahn
--------------------         Director                         March 29, 1999
Clarence H. Yahn                                              --------------



\s\ Robert D. Newman
--------------------         Director                         March 29, 1999
Robert D. Newman                                              --------------

                          INDEPENDENT AUDITOR'S REPORT







To the Board of Directors and Stockholders of Ajay Sports, Inc. and Subsidiaries


      We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the related consolidated financial statement schedules listed in the index in Item 14 of this Form 10-K for each of the three years in the period ended December 31, 1998. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, the consolidated financial statements and financial statement schedules referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






\s\Hirsch Silberstein & Subelsky, P. C.
---------------------------------------
Hirsch Silberstein & Subelsky, P.C.

Farmington Hills, Michigan
March 12, 1999


                                                   AJAY SPORTS, INC. AND SUBSIDIARIES
                                                       Consolidated Balance Sheets
                                                     as of December 31, 1998 and 1997
                                                   (in thousands, except share amounts)

ASSETS                                                                          December 31,                  December 31,
                                                                                    1998                          1997
                                                                               ----------------              ---------------
Current assets:
     Cash                                                                    $               6             $            234
     Marketable  securities                                                                396                            -
     Accounts receivable, net of allowance of $95 and $243,
         respectively                                                                    1,889                        5,060
     Inventories                                                                         5,680                        6,398
     Prepaid expenses and other                                                            485                          304
     Deferred tax benefit                                                                    -                          363
                                                                               ----------------
                                                                               ----------------              ---------------

            Total current assets                                                         8,456                       12,359

Fixed assets, net                                                                        1,708                        1,723
Other assets                                                                               179                          106
Deferred tax benefit                                                                     1,119                          756
Goodwill                                                                                 1,621                        1,670
                                                                               ----------------              ---------------

            Total assets                                                     $          13,083             $         16,614
                                                                               ================              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes payable to affiliates                                             $               -             $            160    $
     Notes payable to banks                                                                195                          107
     Current portion of capital lease                                                        4                            4
     Accounts payable                                                                    2,225                        3,204
     Accrued expenses                                                                      380                          684
                                                                               ----------------              ---------------

            Total current liabilities                                                    2,804                        4,159

Notes payable to affiliates  -  long term                                                1,587                        4,212
Notes payable to banks - long term                                                       5,951                        9,017
Commitments and contingencies                                                                -                            -
                                                                               ----------------              ---------------
                                                                                        10,342                       17,388
                                                                               ----------------              ---------------
Stockholders' equity (deficit):
     Preferred stock - 10,000,000 shares authorized
         Series B, $0.01 par value, 12,500
            shares outstanding at liquidation value                                      1,250                        1,250
         Series C, $10.00 par value, 264,177 and 296,170 shares
            outstanding, respectively at stated value                                    2,642                        2,962
           Series D, $0.01 par value, 6,000,000 shares                                      60                            -
     Common stock, $0.01 par value, 100,000,000 shares authorized,
         3,956,815 and 3,879,007 shares outstanding, respectively                           40                          233
     Additional paid-in capital                                                         14,762                        9,313
     Accumulated deficit                                                               (16,006)                     (14,532)
     Accumulated unrealized losses on securities                                            (7)                           -
                                                                               ----------------              ---------------

            Total stockholders' equity (deficit)                                         2,741                         (774)
                                                                               ----------------              ---------------

Total liabilities and stockholders' equity                                   $          13,083             $         16,614
                                                                               ================              ===============

                           The accompanying notes are an integral part of the consolidated financial statements.

                                       F-2



                                                            AJAY SPORTS, INC. AND SUBSIDIARIES
                                                           Consolidated Statements of Operations
                                                   for the years ended December 31, 1998, 1997 and 1996
                                                        (in thousands, except per share amounts)

                                                                                          Year Ended
                                                               -----------------------------------------------------------------
                                                                December 31,             December 31,            December 31,
                                                                    1998                     1997                    1996
                                                               ----------------         ---------------         ----------------
Operating data:
     Net sales                                               $          22,925        $         30,330        $          24,341
     Cost of sales                                                      19,477                  26,585                   20,759
                                                               ----------------         ---------------         ----------------
         Gross profit                                                    3,448                   3,745                    3,582
     Selling, general and administrative expenses                        3,868                   5,837                    5,067
                                                               ----------------         ---------------         ----------------

     Operating income (loss)                                              (420)                 (2,092)                  (1,485)
                                                               ----------------         ---------------         ----------------

Nonoperating income (expense):
     Interest expense  -  affiliates                                      (337)                   (194)                     (60)
     Interest expense   -   non-affiliates                                (802)                 (1,086)                  (1,043)
     Other, net                                                             84                    (144)                     (38)
                                                               ----------------         ---------------         ----------------

     Total non operating expense                                        (1,055)                 (1,424)                  (1,141)
                                                               ----------------         ---------------         ----------------

Income (loss) before income taxes                                       (1,475)                 (3,516)                  (2,626)

Income tax expense (benefit)                                                 -                       -                     (893)
                                                               ----------------         ---------------         ----------------

Net loss                                                     $          (1,475)       $         (3,516)       $          (1,733)
                                                               ================         ===============         ================

Basic and diluted earnings per share  (a)                    $           (0.47)       $          (1.01)       $           (0.55)
                                                               ================         ===============         ================

Weighted average common shares
     outstanding  (b)                                                    3,909                   3,879                    3,874
                                                               ================         ================        ================




     Net loss as reported above                                         (1,475)                 (3,516)                  (1,733)
     Undeclared cumulative preferred dividends                            (380)                   (396)                    (396)
                                                               ----------------         ---------------         ----------------

     Loss applicable to common stock                         $          (1,855)       $         (3,912)       $          (2,129)
                                                               ================         ===============         ================



     (a)     Computed  by  dividing   net  loss  after   deducting   undeclared,
             cumulative  preferred  stock  dividends,  by the  weighted  average number of common shares outstanding.

     (b) Current and prior years restated to reflect result of reverse 1:6 common stock split effective August 14, 1998.





                     The  accompanying   notes  are  an  integral  part  of  the
                     consolidated financial statements.




                                                                    AJAY SPORTS, INC. AND SUBSIDIARIES
                                                  Consolidated Statements of  Stockholders' Equity  for the years  ended
                                                    December 31, 1998,  1997 and 1996 (in  thousands,  except shares)


                                      Total
                                   Preferred Stock           Common Stock        Add'l Paid-in  Accum     Unrealized   Stockholders'
                                 ---------------------  -----------------------
                                   Shares     Amount      Shares       Amount      Capital     (Deficit) Loss on Secs  Equity
                                 ----------- ---------  ------------  ---------  ------------  --------  ------------- -------------
Balances at January 1, 1996         326,290     4,388     3,889,625 $      234 $       9,123 $  (8,981)$            -  $     4,764

Common shares received as an
   acquisition incentive adjustment        -      -         (58,334)        (3)            4         -              -            -

Preferred stock converted into
  common stock                      (17,620)     (176)       42,716          2           174         -              -            -

Stock  option  exercise                    -      -           5,000           -           12         -              -           12

Dividends                                  -      -          -                -            -      (301)             -         (301)

Net  loss                                  -      -          -                -            -    (1,733)             -       (1,733)
                                 ----------- ---------  ------------  ---------  ------------  --------  --------------  -----------

Balances at December 31, 1996       308,670     4,212     3,879,007        233         9,313   (11,015)             -        2,743

Net loss                                  -       -          -                -            -    (3,516)             -       (3,516)
                                 ----------- ---------  ------------  ---------  ------------  --------  --------------  -----------

Balances at December 31, 1997       308,670     4,212     3,879,007        233         9,313   (14,531)             -         (773)

Common stock reverse 1:6 split            -       -             250       (194)          194         -              -            -

Other adjustments                         -       -          -                -           (4)        -              -           (4)

Preferred stock converted  into
common stock                        (31,993)     (320)       77,558          1           319         -              -            -

Debt  converted  into
preferred  stock                  6,000,000        60             -           -        4,940         -              -        5,000

COMPREHENSIVE INCOME

Net loss                                  -       -               -           -            -    (1,475)             -       (1,475)

Unrealized loss on securities             -       -               -           -            -         -             (7)          (7)
                                 ----------- ---------  ------------  ---------  ------------  --------  --------------  -----------

Balances at December 31, 1998     6,276,677  $  3,952     3,956,815  $      40   $    14,762  $ 16,006)  $         (7)  $    2,741
                                 =========== =========  ============  =========  ============  ========  ==============  ===========













                      The accompanying notes are an integral part of the consolidated financial statements.

                                                    F-4





                                                    AJAY SPORTS, INC. AND SUBSIDIARIES
                                                   Consolidated Statements of Cash Flows
                                             for the years ended December 31, 1998, 1997 and 1996
                                                                (in thousands)


                                                                                  1998            1997            1996
                                                                               ------------    ------------   -------------
Cash flows from operating activities:

     Net loss                                                                $      (1,475)  $      (3,516) $       (1,733)
     Adjustments to reconcile to net cash flows from operating
         activities:
     Loss on sale of assets                                                              -              42               6
     Depreciation and amortization                                                     381             358             366
     (Increase) in investments                                                        (396)              -               -
     (Increase) decrease in accounts receivable, net                                 3,171             214             (78)
     Decrease in inventories                                                           718           1,559             952
     (Increase) in deferred tax benefits                                                 -               -            (911)
     (Increase) decrease in prepaid expenses                                          (181)             58               3
     (Increase) decrease in other assets                                               (75)            202             (84)
     Increase in accounts payable                                                     (979)             97             945
     Increase (decrease) in accrued expenses                                          (303)            186             (64)
                                                                               ------------    ------------   -------------

         Net cash provided by (used in) operating activities                           861            (800)           (598)
                                                                               ------------    ------------   -------------

Cash flows from investing activities:

     Acquisitions of property plant and equipment                                     (319)           (250)           (276)
     Goodwill associated with acquisitions                                               -               -            (387)
     Disposal of equipment                                                               -               -             (29)
                                                                               ------------    ------------   -------------

         Net cash (used in) investing activities                                      (319)           (250)           (692)
                                                                               ------------    ------------   -------------

Cash flows from financing activities:

     Net increase in advances from affiliates                                        2,215           3,487             885
     Net increase (decrease) in bank notes payable                                  (2,978)         (2,193)            396
     Dividends paid                                                                      -             (74)           (301)
     Unrealized losses from securities                                                  (7)              -               -
     Stock options exercised                                                             -               -              12
                                                                               ------------    ------------   -------------

         Net cash provided by (used in) financing activities                          (770)          1,220             992
                                                                               ------------    ------------   -------------

Net increase (decrease) in cash                                                       (228)            170            (298)

Cash at beginning of period                                                            234              64             362
                                                                               ------------    ------------   -------------

Cash at end of period                                                        $           6   $         234  $           64
                                                                               ============    ============   =============


Supplemental schedule of non-cash financing activities:

   The Company issued 6,000,000 shares of preferred stock
   series D upon the conversion of $5,000,000 of long-term
   debt owed to affiliates during 1998.   (See Note 12)


                        The accompanying notes are an integral part of the consolidated financial statements.



                       AJAY SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





   1.    SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its wholly-owned operating company subsidiaries, Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc.("Leisure"), and Palm Springs Golf, Inc. ("Palm Springs"), collectively referred to herein as the "Company". The inventories and fixed assets purchased from Korex Corporation on October 2, 1995 have been merged with Ajay Leisure Products, Inc. All significant intercompany balances and transactions hav e been eliminated.

         INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

         FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation of $1,329,000 and $1,026,000 as of December 31, 1998 and 1997 respectively. Fixed assets of the Company consist primarily of machinery and equipment, office equipment, and a building. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years.

         GOODWILL - The Company has recorded goodwill as a result of the 1995 acquisitions of Palm Springs and Korex. The goodwill is being amortized over forty years. Amortization expense related to the goodwill was $44,000 for the year ended December 31, 1998. As of each annual year-end date, management assesses whether there has been an impairment in the carrying value of goodwill. This assessment involves comparing the unamortized goodwill carrying value with undiscounted cumulative estimated future cash flows expected to be derived from utilization of the intangibles underlying the related goodwill. To the extent that undiscounted cumulative cashflow is expected to exceed the carrying value of goodwill, the asset is considered to be unimpaired.

         OTHER  ASSETS - Other  assets at December  31, 1998 and 1997 consist of
         patents  and   trademarks   held  and  applied  for  by  Leisure,   and
         additionally, at December 31, 1998 a lawsuit judgment.

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

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


         COMMON STOCK - The Company reverse split its common stock in a 1-for-6 ratio effective with commencement of trading on August 14, 1998. As a result of this transaction, all historic data in the financial statements which reference common shares, options, earnings per share or preferred conversion ratios have been restated to reflect this split as if it preceded all prior reporting. Historic actual common shares outstanding at December 31, 1997 were 23,274,039 and were restated to 3,879,007 in this report.

   2.    RELATED PARTY TRANSACTIONS
         --------------------------

         The Company's related parties include the following:

         First Equity Corporation ("First Equity") - First Equity is owned by a family member of the president, chief executive officer, and chairman of the Company. First Equity held, at December 31, 1997, demand notes in the amount of $748,000 as a result of loans made to the company in 1996 and 1997. These notes were assumed by Williams in the financial restructuring in 1998.

         Enercorp, Inc. ("Enercorp") - is a business development company engaged in the business of investing in and providing managerial assistance to developing companies. The Company's president, chief executive officer, chairman and principal shareholder is a significant shareholder in Enercorp. Enercorp holds 310,787 common shares acquired in 1994 and 1995 and 2,000 shares of series C preferred stock. Enercorp held at December 31, 1997, demand notes in the amount of $200,000 as a result of loans made to the Company. These notes were assumed by Williams in the financial restructuring in 1998.

         Williams Controls, Inc. ("Williams") - Williams has the same chairman as the Company, which individual is a major shareholder of each company. Williams owns 686,275 shares of the Company's common stock, 1,851,813 common stock options and 6,000,000 shares of Series D cumulative convertible preferred stock as of December 31, 1998.

         During 1996 and 1997 the Company paid Williams 0.50% per annum of the outstanding revolving loan balances in consideration for providing its guarantee of a revolving loan from U. S. Bank. Fees totaled $39,750 and $60,411 for the years ended December 31, 1997 and 1996 respectively.
         From July 11, 1997 through June 30, 1998 the Company and Williams shared a joint and several loan obligation. On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, N.A. ("Wells") to separate its credit facility from that of Williams. As a result of this transaction, the Company will no longer have joint and several liability, cross collateral agreements or guarantees with Williams.

         In connection with the restructuring of the Wells credit facility, the Company was advanced $2,000,000 additional funds by Williams in the form of a long term note and marketable securities and Williams converted $5,000,000 of Company debt into a newly created series D cumulative convertible preferred stock.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


      The Company's interest expense paid to Williams was $346,000 and $194,450 for the years ended December 31, 1998 and 1997 respectively. (See Note 4).


      During 1997 and 1996 the Company borrowed from related and affiliated parties until it obtained bank financing in mid 1997. As of December 31, 1997, the Company owed $4,372,000 to related and affiliated parties at interest rates ranging from 9.0% to 9.5%. These notes were converted to preferred stock in 1998. (See Note 4).

3.    INVENTORIES
      -----------

      Inventories consist of the following (in thousands):


                                           December 31,
                                        ------------------
                                        1998          1997
                                       ------        ------
         Raw materials                 $1,493        $1,499
         Work-in-progress               1,052         1,026
         Finished goods                 3,135         3,873
                                       ------        ------

         Total                         $5,680        $6,398
                                       ======        ======

4.    DEBT
      ----
      On December 31, 1998 the Company's total debt was $7,724,000 owed to banks and Williams. This compares to $13,479,000 for December 31, 1997 which was owed banks, Williams and other affiliates. From July 11, 1997 until June 30, 1998 the Company shared in a combined credit agreement with Williams (the "Joint Loan"). As of June 30, 1998 the Company restructured its credit facility with Wells to separate from the joint and several credit facility with Williams. This new credit facility eliminates cross collateral and guarantee agreements involving the Company and Williams. The revolving loan facility allows the Company to borrow up to the lesser of $9,500,000 or the Borrowing Base. The Borrowing Base consists of a formula including certain eligible receivables, inventories and letters of credit at rates established by Wells. The present credit agreement matures June 30, 2001.

      The proceeds from the Joint Loan were used to repay the Company's and Williams then outstanding loans from the previous lender, U. S. Bank, except for a bridge loan in the total amount of $2,140,000 to the Company by U. S. Bank. This bridge loan is to be repaid from the sale of assets and/or excess cash flows of Williams and/or the Company, and is guaranteed up to $1,000,000 by the Company's president. The balance owed on this bridge loan at December 31, 1998 is $1,985,000. In connection with the 1998 credit facility restructuring, the Company was advanced $2,000,000 of additional funds by Williams and Williams converted $5,000,000 of company debt into preferred stock.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


      The Company's Bank borrowings consisted of the following:


      ($000)
                                                     December 31,
                                             -------------------------
      Revolving credit facility:             1998                1997
                                             ------              ------
        Balance                            $  3,467           $  6,017
        Interest rate                          8.75%               9.0%
        Unused amount of facility          $    350           $     96
        Average amount outstanding
        during the period                  $  4,997           $  6,091

        Weighted average interest rate          9.1%               9.0%
        Maximum amount outstanding
        during the period                  $  6,771           $  7,218

      Outstanding commercial letters of credit totaled approximately $60,000 and $526,000 at December 31, 1998 and 1997 respectively.

      Other December 31, 1998 debt consisted of $1,587,000 from related and affiliated parties, a $488,000 machinery and equipment term loan with Wells Fargo, the $1,985,000 (bridge) term loan with U. S. Bank and a $197,000 real estate loan.

      Debt payments are as scheduled ($000):

                       1999              $   216
                       2000                1,954
                       2001                 5,554  (Term Loans & Revolver)
                       2002                    0
                       2003                    0
                       2004 and thereafter     0

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


5.    INCOME TAXES
      ------------
      As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992. There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


      The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):


                                          Year Ended December 31,
                                        -------------------------
                                        1998       1997       1996
                                        -----      -----      -----
      Statutory tax expense
        (benefit) at 34%               $(502)    $(1,195)    $ (893)
      Utilization of net
        operating loss
        carry forward                      -           -          -
      Loss producing no current
        tax benefit                      502       1,195        893
                                       ------    -------     -------
                                       $   -     $     -      $   -
                                       ======    =======     =======

      The components of the net deferred tax asset/liability were as follows (in thousands):

                                                   December 31,
                                                 ---------------
                                                 1998       1997
                                                 -----      -----
      Deferred tax assets:
        Accrued expenses                        $   45     $   42
        Reserves                                   151        329
        NOL carryforwards                        4,766      4,072

        Sub total                               $4,962     $4,443

      Deferred tax liability,
        principally depreciation and amortization  (99)       (97)
        Valuation allowance                     (3,744)    (3,227)
                                                -------    -------

         Net                                    $1,119      $1,119
                                                =======    ========

      The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $1,119,000 of deferred tax assets will be realized. The remaining valuation allowance of $3,744,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



The Company had net operating loss carry forwards for Federal tax purposes of approximately $14,018,000 at December 31, 1998, which expire in varying amounts in the years 2006 through 2018. Operating loss carry forwards totaling $1,144,000, $4,270,000, $2,139,000 and $727,000 are available to offset future state taxable income of Sports, Ajay, Leisure Life and Palm Springs Golf respectively, which expire in varying amounts in the years 2006 through 2018. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

6.    STOCKHOLDERS' EQUITY
      --------------------

      (a)   Preferred Stock

            In October 1994 the Company created its Series B 8% cumulative convertible preferred stock and allowed for its exchange, on a share-for-share basis, with the Company's Series A preferred stock. The holder exchanged 29,500 shares of Series A preferred stock for 29,500 shares of the newly issued Series B preferred stock and immediately converted 17,000 shares of its Series B preferred stock for 5,040,000 (840,000 post split) shares of the common stock of the Company, as the Series B preferred stock allowed for a conversion rate of 1 share of Series B preferred stock for 294.12 shares of the Company's common stock. In November 1997, the conversion rate on the remaining 12,500 Series B shares was revised to 555.56 and after the 1:6 reverse common stock split of August 14, 1998 the conversion rate as of December 31, 1998 is 92.5926.

            In July 1995 the Company sold 325,000 shares of Series C 10% cumulative convertible preferred stock and 325,000 warrants in a registered public offering. The Series C preferred stock is convertible into shares of the Company's common stock at a conversion rate of 2.42424 common shares for each share of preferred stock. Cumulative dividends are payable on the Series C preferred stock at an annual rate of $1.00 per share. The warrants are redeemable by the Company at $0.05 per warrant under certain conditions. The terms of these warrants are identical to the Company's publicly-held warrants to purchase common stock. In 1995 the Company used the $2.8 million of net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.

            At December 31, 1998, 1997 and 1996, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,006,575 ($80.53 per share), $906,575 ($72.53 per share) and $806,575 ($64.53 per share) respectively. Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996. No dividends were declared or paid for 1998 or 1997. At December 31, 1998 and 1997, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $576,174 ($2.00 per share) and $296,000 ($1.00 per share). The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

      (b)   Stock issued to officers

            The Company has a stock incentive plan for officers of the Company, under which up to 150,000 shares of the Company's stock may be granted annually. No stock was issued to officers under this plan in 1996, 1997 or 1998.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



      (c)   Stock Issued for Acquisitions

            In 1994 the Company acquired the outstanding common stock of Leisure Life, Inc. for 1,500,000 (post split 250,000) shares of its common stock to the owner of Leisure Life. During the periods 1995, 1996 and 1997 one half of the originally issued shares were returned to the Company due to unmet performance requirements.

      (d)   Warrants and Options

            A summary of activity related to warrants and options to purchase Company common stock is as follows:

                                            Warrants and     Price
                                            Options    (i)   Per  Share (i)
                                            ------------     ----------

            Balance, January 1, 1996           2,561,683     $ 2.04 - 6.00

            Exercised by Employees                (5,000)      2.40
            Issued to Directors                    1,668       3.75        (ii)
            Issued to Employees                  116,667       2.40       (iii)
            Issued for Acquisition               133,334       4.50 - 5.40 (iv)
            Expired                              (40,417)      4.80 - 6.00
                                               ----------
            Balance, December 31, 1996         2,767,935     $ 2.04 - 6.00

            Issued to Employees                    8,334       2.40         (v)
            Expired                              (27,500)      2.40 - 3.75
            Repriced options                  (2,151,313)      2.04 - 3.00 (vi)
            Repriced options                   2,151,313       1.08        (vi)

            Balance, December 31, 1997         2,748,769$      1.08 - 6.00

            Expired                             (122,287)      2.40 -4.125
            Issued to Directors                    1,668       1.50       (vii)
                                              -----------

            Balance, December 31, 1998         2,628,150     $ 1.08 - 6.00




      (i) All options were adjusted for the effect of a 1:6 reverse common stock split effective August 14, 1998.

      (ii)  Director stock options.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


      (iii) Employee stock options of which 42,917 were vested and 30,834 were canceled since issuance.


      (iv) Issued to former shareholders of Palm Springs Golf Company, Inc., a business acquired by the Company in October 1995.

      (v)   Employee stock options of which none were vested.

      (vi) All non-public, non-employee, non-board member options were repriced to $.18 market in November 1997.

      (vii) Director options  - 33% vested.



7.    MAJOR CUSTOMERS
      ---------------

      The Company operates in two lines of business, the manufacture and distribution of sports equipment and outdoor leisure furniture. The Company's customers are principally in the retail sales market. The Company performs ongoing credit evaluations of its customers' financial conditions and does not generally require collateral.


      Sales to customers which represent over 10% of the Company's net sales are as follows:

                                Year  ended   December 31,
                             ------------------------------
      Customer                  1998       1997      1996
      --------               -------      ------     ------
         A                       28%         30%        29%
         B                       26%         15%        14%
         C                         *         11%          *


                                      * Amounts are less than 10% of net sales.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8.    BUSINESS SEGMENT REPORTING
      --------------------------

      The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                     GOLF
                                               --------------------
                                                Mass      Specialty
       1998                         Furniture   Merchant  Golf Stores  Corporate  Consolidated
      ----------                    ---------   --------  -----------  ---------  -------------

      Sales                           $ 3,785    $17,916      $ 1,224          -        $22,925
      Operating profit/(loss)            (241)       863         (494)      (548)          (420)
      Assets                            2,673      8,564        1,846          -         13,083
      Depreciation/Amortization            92        229           60          -            381
      Capital Expenditures                175        144            -          -            319


                                                     GOLF
                                                -------------------
                                                Mass      Specialty
       1997                         Furniture   Merchant  Golf Stores  Corporate  Consolidated
      ----------                    ---------   --------  -----------  ---------  -------------
      Sales                           $ 4,358    $21,623      $ 4,349          -        $30,330
      Operating profit/(loss)            (186)       915       (2,090)      (731)        (2,092)
      Assets                            2,456     10,914        3,244          -         16,614
      Depreciation/Amortization            80        215           63          -            358
      Capital Expenditures                136        103           11          -            250



9 .   SPALDING AND GARY PLAYER LICENSE AGREEMENTS
      -------------------------------------------

      Ajay has operated since 1983 under a license from Spalding Sports Worldwide to utilize the Spalding trademark in conjunction with the sale and distribution of golf bags, golf gloves, hand pulled golf carts and certain other golf accessories in the United States. On March 8, 1999, the Company announced a limited extension of its existing agreement to provide a phaseout period of up to 18 months for its Spalding labeled products. The Company will pay Spalding $240,000 during the phase out period. The most recent Spalding agreement previously contained a minimum annual royalty of $550,000 plus 2% advertising of which 1% was paid direct. On March 8, 1999 the Company entered into a new license agreement with Gary Player Group, Inc. The Company will work toward developing the Gary Player brand for marketing its products. The new Gary Player agreement has a 5-year term and covers golf bags, gloves, carts and certain other golf accessories sold into the U. S. market. The newly executed Gary Player agreement requires an annual $25,000 rights fee and a minimum annual royalty of $5,000 for the sixteen months commencing on March 8, 1999 through June 30, 2000 and increases annually by $5,000 for each of the remaining 4 years of the contract. (See Note 14).

      Earned royalty expense due Spalding was $448,000, $553,000 and $480,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




10.   LEASES
      ------

      Future aggregate minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows ($000):


                  1999                       $     613
                  2000                             581
                  2001                             372
                  2002                             176
                  2003                             170
                  2004 and thereafter                0
                                             ---------
                                             $   1,912
                                             =========

      Total rental expense ($000) under operating leases (net of sublease rental income from an affiliate of $0, $0 and $8, respectively) was $605, $701 and $618 for the years ended December 31, 1998, 1997 and 1996, respectively.

11.   NET  (LOSS) PER COMMON SHARE
      ----------------------------

      Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends in 1998 ($380,000), 1997 ($396,000), and 1996 ($401,000) by the weighted average number of common shares outstanding. No exercise of outstanding warrants was assumed in 1998, 1997 or 1996, since any exercise of warrants would be antidilutive.

      SFAS No. 128, "Earnings Per Share", became effective for fiscal years ending after December 15, 1997. This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computations to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. Diluted EPS is computed similar to fully diluted EPS. SFAS No. 128 requires restatement of all EPS data that was presented in previously filed reports. Earnings per share for 1996 has not changed under SFAS No. 128 since the warrants outstanding are anti-dilutive.

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




12.   SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------

      Cash paid for interest was $1,209,693, $776,077 and $1,098,819 for the years ended December 31, 1998, 1997 and 1996, respectively.

      Non cash financing and investing transactions were as follows:

            In exchange for acquiring in 1994 all of the common stock of Leisure Life, Inc. the Company issued 1,500,000 (post split 250,000) shares of its common stock to the owner of Leisure Life. During the periods 1995, 1996 and 1997 one half of the originally issued shares were returned to the Company due to unmet performance requirements.

            During 1996 ,17,620 preferred stock shares were converted into 42,716 shares of common stock.

            In 1996 an employee exercised options to acquire 5,000 common shares.

            In 1997 there were no stock transactions.

            During 1998 preferred stock in the quantity of 31,993 shares were converted into 77,558 shares of common stock.

            During  1998   long-term  debt  of  $5,000,000  was  converted  into
            6,000,000 shares of Series D preferred stock.

            The Company added new leases during 1998 and 1997 which represent asset values respectively, if purchased, of approximately $103,000 and $57,000 and result in annual lease payments of $27,000 and $18,732 with terms expiring up to the year 2003.


13.   COMMITMENTS  AND  CONTINGENCIES
      -------------------------------

            The Company is subject to certain claims in the normal course of business which management intends to vigorously contest. The outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position or results of operations. (See also notes 4 and 9).

                       AJAY SPORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




14.   SUBSEQUENT  EVENTS
      ------------------

      a.    Spalding and Gary Player License Agreements
            -------------------------------------------

            Ajay has operated since 1983 under a license from Spalding Sports Worldwide to utilize the Spalding trademark in conjunction with the sale and distribution of golf bags, golf gloves, hand pulled golf carts and certain other golf accessories in the United States. On March 8, 1999, the Company announced a limited extension of its existing agreement to provide a phaseout period of up to 18 months for its Spalding labeled products. The Company will pay Spalding $240,000 during the phase out period. The most recent Spalding agreement previously contained a minimum annual royalty of $550,000 plus 2% advertising of which 1% was paid direct.

            On March 8, 1999, the Company entered into a new license agreement with Gary Player Group, Inc. The Company will work toward developing the Gary Player brand for marketing its products. The new Gary Player agreement has a 5-year term and covers golf bags, gloves, carts and certain other golf accessories sold into the U. S. Market. The newly executed Gary Player agreement requires an annual $25,000 rights fee and a minimum annual royalty of $5,000 for the sixteen months commencing on March 8, 1999 through June 30, 2000 and increases annually by $5,000 for each of the remaining 4 years of the contract.

                                                                  Schedule II


                       AJAY SPORTS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1998, 1997, and 1996
                             (Amounts in Thousands)




                                                                      Balance
                            Beginning   Charged to   Deducted from    at end
                            Balance     expense      Reserve          of period
                            ---------   ----------   -------------    ---------

Reserve for Product Warranty:

   Year ended:

     December 31, 1998          $152        $  70            $119  (1)    $103
     December 31, 1997            85          309             242          152
     December 31, 1996           136          203             254           85


Reserve for Doubtful Receivables:

   Year ended:

     December 31, 1998          $243        $  50            $198  (2)    $ 95
     December 31, 1997           140          355             252          243
     December 31, 1996           287           91             238          140


Reserve for Inventory Obsolescence:

   Year ended:

     December 31, 1998          $425        $292             $417         $300
     December 31, 1997           491         398              464          425
     December 31, 1996           384         498              391          491



Notes:
------

(1)  Represents amounts paid for product warranty claims.

(2)  Represents amounts charged off as uncollectible.