Form 10-K/A
period 1998-12-31
AJAY SPORTS INC
filed 1999-04-01
CIK 854858

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

                                                                EXHIBIT 10.12




                               LICENSING AGREEMENT

THIS AGREEMENT, made and entered into as of the first day of March 1999, by and between GARY PLAYER GROUP, INC., dba Gary Player Golf Equipment (hereinafter referred to as "Licensor") having an address at 3930 RCA Blvd., Suite 3001, Palm Beach Gardens, Florida 33410, USA and AJAY LEISURE PRODUCTS, INC., (hereinafter referred to as "Company") having an address at 1501 East Wisconsin Street, Delavan, WI 53115.


                                   WITNESSETH:

WHEREAS, Company desires to use the name, logo, image, and likeness of Gary Player in connection with the design, manufacture, advertisement, promotion, distribution, and sale of Company's "Licensed Products" (hereinafter defined);

WHEREAS, Licensor is willing to grant such rights to Company, upon the terms and conditions hereinafter set forth;

NOW, therefore, for and in consideration of the premises and of the mutual promises and conditions herein contained, the parties do hereby agree as follows:

 1.    Definitions

           As used herein, the following terms shall be defined as set forth below:

(a) "Player Identification" shall mean the name GARY PLAYER, Black Knight, and Gary Player's Black Knight logo as detailed in schedule A, together with the image, pictures, photos, likeness, and signature, etc. of Gary Player, and any combination of the foregoing as may be approved in advance by Licensor.

(b) "Products" shall mean the full range of golf gloves, bags, pull handcarts, and golf accessories in the nature of those listed on schedule B, including packaging.

(c) "Licensed Products" shall mean all the Products of Company which have any part of the Player Identification affixed or attached thereto in any permanent, non-removable manner, or which are sold in packages which bear the Player Identification.

(d) "Initial Period" shall mean that period of time which shall be deemed to have commenced March 1, 1999 which shall continue until June 30, 2004.

(e) "Renewal Period" shall mean all Contract Years added as a result of the automatic renewals provided for in Paragraph 25.

 (f) "Contract Period" shall mean the Initial Period and the Renewal Period collectively.

(g) Initial "Contract Year" shall mean the period of sixteen (16) successive months commencing on 1st of March during the Contract Period, provided that the first Contract Year shall be deemed to have commenced on March 1, 1999 and shall continue until June 30, 2000.

(h)   "Contract Territory" shall mean the United States of America only.

2.    GRANT OF RIGHTS

(a) Licensor hereby grants to Company, during the term of the Contract Period hereof, subject to all of the terms and conditions of this Agreement, including without limitation the provisions of subparagraph
      (b) immediately below, (i) the exclusive right and license to use the Player Identification throughout the Contract Territory (only) in connection with the design, manufacture, advertisement, promotion, distribution, and sale of Licensed Products, (ii) from time to time with the prior written approval of Licensor, which approval will not be unreasonably withheld, the non-exclusive right and license to use the Player Identification in connection with the design, manufacture, advertisement, promotion, distribution and sale of Licensed Products through Williams World Trade, Inc. and/or Amity Manufacturing SDN.BHD in territories outside of the Contract Territory; and (iii) a first right of refusal to negotiate and obtain additional future licenses for the Player Identification in other categories within the Contract Territory and in the same or other categories in territories outside of the Contract Territory. Licensor hereby agrees that the right to use Player Identification will not be granted to any third party (any party other than Company) for use anywhere in the Contract Territory (and Licensor, itself, will not use the Player Identification or manufacture, distribute, market or endorse any products directly competitive with the Company's products anywhere in the Contract Territory) during the Contract Period in connection with the design, manufacture, promotion, distribution, or sale of any other items of "Products" (as hereinafter defined).

(b) The foregoing rights granted to Company shall be limited to the right to use the full and complete name of Gary Player and the Company acknowledges and agrees that no rights have been granted to Company to use (and Company agrees that unless Licensor shall otherwise specifically approve in advance and in writing, that Company will not use) the simple name "Player" on or in connection with Licensed Products or in the advertising or promotion of Licensed Products.

(c) Company hereby acknowledges and agrees that the foregoing rights granted by Licensor to Company to advertise, distribute, and sell Licensed Products shall be limited to the distribution and sale of Licensed Products only through: Golf Course Pro Shops, Golf Specialty Shops, Sporting Goods Stores, Department Stores, major mass market chain stores such as K-Mart, Target, Wal-Mart and usgolfshop.com and pre-approved E-commerce Internet sites, and Company agrees not to distribute or sell Licensed Products to discount mass market liquidators, except with the prior written approval of Licensor, which approval shall not be unreasonably withheld; provided, that, prior to making any sales to liquidators, the Company shall notify Licensor in writing and, in lieu of permitting the Company to sell a liquidator, Licensor may elect to assist the Company in the sale of the Licensed Product within 60 days of receipt of notice of the Company's intention. With respect to any permitted sales to liquidators under this provision, the quantity of Licensed Products per Product class sold to the liquidator shall not exceed the average of the Company's unit sales in the applicable Product class during the last two calendar quarters.

3.    Diligent Efforts

      Company agrees that it will use diligent efforts to actively and aggressively promote the sale of Licensed Products throughout the Contract Territory. In this connection, each Contract Year, Company agrees that it will budget and spend for the advertising and production of catalogs used in promotion of Licensed Products an amount which is no less than the annual "Advertising Budget" as hereafter described. Each annual "Advertising Budget" shall be an amount equal to a minimum of three percent (3%) of the Gross Wholesale Sales (as hereafter defined in Paragraph 12) of Licensed Products achieved by Company during each Contract Year. Examples of appropriate advertising media would include, but not be limited to: Corporate product catalogs, hang tags, labels, packaging, public relations expenditures directly related to the promotion of the Licensed Products, dealer co-op advertising, trade show expenses, Internet site maintenance of the licensed product, golf outings in support of the Licensed Products and direct mail.

      Company hereby acknowledges and agrees that it will produce, at its sole cost and expense, a new catalog and point of sale material each Contract Year which will detail the Licensed Products offering photographically with text descriptions in a manner, style, and quality consistent with the name, image, and likeness of the Player Identification to be approved subject to Paragraph 7.



4.    Promotional Assistance

(a) Provided that the Company supplies to Licensor the necessary quantities of Licensed Products in such styles as are reasonably acceptable to Licensor, Licensor agrees that it will use Licensed Products supplied, whenever Licensor participates in any photo sessions for the production of advertising materials on behalf of Licensed Products to be distributed and sold in the Contract Territory. Licensor will confine its annual dollar amount of promotional assisted product to US $1,000 based upon the Company's 1999 cost of goods.

(b) Throughout the duration of the Contract Period, on those occasions when Licensor makes arrangements to take booth space at either the Orlando, Florida PGA Merchandise Show, the Las Vegas, Nevada PGA International Show, and/or any other such trade show for golf-related merchandise held inside or outside of the Contract Territory, Licensor agrees to use its reasonable efforts to make available to Company the opportunity to include a representative display of Company's Licensed Products in the booth display. Company agrees to be responsible for a contribution, not to exceed US $3,000 per show, to the overall expenses incurred from participation in the two major US trade shows mentioned above.

(c) Throughout the duration of the Contract Period, on those occasions when Licensor makes arrangements to take booth space at golf-related trade shows held at locations outside the Contract Territory, Licensor may, at Licensor's discretion, incorporate as a part of Licensor's display at such a booth a representative display of Company's Licensed Products. It is understood that those trade shows at which Licensor makes this opportunity available to Company shall be selected in advance by Licensor, in Licensor's sole discretion, and, if the Company agrees to participate, to be responsible for a contribution, not to exceed $1,000 per show unless a different amount is agreed to in advance, to the cost of the booth and related expenses for any such trade show at which Company's Licensed Products are so displayed.

Licensor guarantees to promote Company's products whenever possible at all events, such as trade shows and sports shows, where Gary Player makes appearances. During each Contract Year, Licensor will make available Gary Player
(a) for a photo shoot, and (b) upon the Company achieving a combined annual remuneration of US $50,000 to the Licensor, which the Company may elect to advance and apply against future remuneration owed to Licensor under Paragraphs 8 through 11 below, for two key account visitations, and a Company sponsored golf outing in which several significant and competitive buyers of the Licensed Products are in attendance. The aforementioned appearance commitments must be scheduled during convenient times arranged dependent on Gary Player's professional playing schedule and worldwide travel & business commitments, and the availability of his photographs, slides, positives, logo artwork, etc. to

Company for advertising and promotional purposes. Licensor will provide sales and distribution assistance for distribution of Company's products to existing network of distributors, agents, and clients, etc., including locations of Gary Player Golf Academies and Gary Player Design projects where possible within the Contract Territory.

(d) Licensor will notify the Company of new ideas related to the products which are presented to Licensor from time to time and will afford the Company the first opportunity to review such product ideas to enable the Company the earliest opportunity to negotiate a license or other rights to bring new products to market utilizing the Player
      Identification.   Upon receipt of any notice of a new product idea, the
      Company shall have 30 days to review information presented and notify Licensor of its election to pursue the new product idea.

5.    Buying Agent

      The Licensor elects to utilize the services of an international trading company to facilitate its global trading business. At this time, the Licensor has appointed Nissho Iwai American Corporation (NIAC) as its buying agent. As Buying Agent, NIAC will coordinate logistics and ordering communication and make payments to the Company in accordance with those terms and conditions negotiated between Licensor and the Company. If the Company desires to sell Licensed Products outside of the Contract Territory and Licensor approves the sales thereof in writing, Company agrees to conduct any and all sales of Licensed Products in overseas markets through NIAC, except for Licensed Products sold by Company in the Contract Territory or as otherwise provided in subparagraph 2(a)(ii) above; provided, that, the Company shall not be required to pay a sales commission or other remuneration to NIAC for any sales made through NIAC as required by this Paragraph. Company shall refer all matters relating to and arising from ordering, shipment, and payment of Company's products to NIAC at 1055 West 7th Street, Suite 3200, Los Angeles, California 90017;
      Tel: (213) 688 0688, Fax: (213) 688 0602. A copy of all correspondence with NIAC shall be submitted simultaneously to Gary Player Golf Equipment at the address provided in Paragraph 17 below.

6.    Quality of Licensed Products

      Company agrees that Licensor shall have the right to approve or disapprove any endorsement, trademark, or trade name used in connection therewith. Licensor agrees that any item submitted for approval as provided herein may be deemed by Company to have been approved hereunder if the same is not disapproved in writing within fourteen (14) business days after receipt thereof. Licensor agrees that any item submitted will not be unreasonably disapproved and, if it is disapproved, that Company will be advised of the specific grounds thereof.


7.    Approval of Advertising

      Company agrees that no use of Player Identification nor any item used in connection with the Player Identification will be made hereunder unless and until the same has been approved by Licensor herein currently represented by Marc B. Player. Licensor agrees that any material, advertising, or otherwise, submitted for approval as provided herein may be deemed by Company to have been approved hereunder if the same is not disapproved in writing within fourteen (14) business days after receipt thereof. Licensor agrees that any material submitted hereunder will not be unreasonably disapproved, and if it is disapproved, that Company will be advised of specific grounds therefor. Company agrees to protect, indemnify, and save harmless Licensor and Licensor's authorized agent, or either of them, from and against any and all expenses, damages, claims, suits, actions, judgements, and costs whatsoever, arising out of, or in any way connected with, any advertising material furnished by, or on behalf of, Company.

8.    Annual Rights Fee

      As compensation for the right of the use of the "Player Identification", Company shall pay to Licensor, with respect to each Contract Year during the Contract Period, a rights fee equivalent to US $25,000. The Annual Rights Fee for the Initial Contract Year shall be paid to Licensor based on the following payment schedule:

            Payment:                Date:                   US $:
            --------                -------                 --------
            1st half                March 1, 1999           $12,500
            2nd half                August 1, 1999          $12,500

      Subsequent Annual Rights Fees shall be paid to Licensor based on the following payment schedule:

            Payment:                Date:                   US$:
            --------                -------                 --------
            1st half                June 1                  $12,500
            2nd half                December 1              $12,500



9.    Guaranteed Royalties/Sales Forecasts

      As compensation to Licensor for the grant to Company of the above exclusive rights, Company shall pay to Licensor guaranteed minimum non-refundable royalties for each

      Contract Year as detailed below:

            Contract Year                      Guaranteed Royalties (US$)
            --------------                     --------------------------

                Year 1                          $ 5,000
                Year 2                          $10,000
                Year 3                          $15,000
                Year 4                          $20,000
                Year 5 and each Contract Year   $25,000
                  thereafter

      Guaranteed Royalties shall be paid in four equal quarterly installments during each Contract Year, namely: 30 September, 31 December, 31 March, and 30 June. If Licensor does not receive the full amount of the Guaranteed Royalties from Company during any Contract Year as provided above, Licensor, at its sole option, shall have the right, upon sixty (60) days prior written notice to Company, to convert the Company's rights under this Agreement from exclusive to non-exclusive status.

      Set forth below is the Company's initial five-year forecast for sales of Licensed Products:

                 Sales Period                      Gross Sales (US$)
                 -------------                     -----------------

                 August 1, 1999-July 31, 2000      $  500,000
                 August 1, 2000-July 31, 2001      $  900,000
                 August 1, 2001-July 31, 2002      $1,300,000
                 August 1, 2003-July 31, 2004      $2,000,000
                 August 1, 2004-July 31, 2005      $2,500,000


      The Company shall provide Licensor with an updated five-year forecast for sales of Licensed Products within 30 days after the end of each sales period. Future sales forecasts shall reflect anticipated sales by Product category instead of based on gross sales amounts as provided above.

      If, for two consecutive annual sales periods, the Company does not achieve sales of Licensed Products substantially in accordance with the annual updated five-year sales forecasts provided to Licensor hereunder, Licensor may give Company ninety (90) days' prior written notice of its intent to terminate this Agreement under Paragraph 23 below, which termination will become effective at the end of the notice period if the Company has not taken adequate measures to improve its sales of Licensed Products.

10.   Earned Royalties

      As additional compensation to Licensor for the rights hereinbefore granted, Company agrees to pay Licensor earned royalties at the rate of three percent (3%) of the "Gross Wholesale Sales" (as that term is defined in Paragraph 12 of all Licensed Products sold hereunder by Company during the Contract Period; provided, however, that the full amount of the guaranteed non-refundable royalty payable to Licensor by Company as described in Paragraph 9 above shall first be credited against the payment of any earned royalty with respect to sales of Licensed Products made during each Contract Year. Earned royalties shall be due and payable within twenty-five (25) days of the last day of each calendar quarter with respect to sales (as defined in Paragraph 12 below) made during such calendar quarter.

11.    Commissions

      With respect to Licensed Products manufactured by the Company which are sold through distribution channels arranged for by Licensor and not otherwise available to the Company, in addition to the royalties provided for in Paragraphs 9 and 10 above, the Company will pay Licensor a sales commission of not less than five percent (5 %), the exact amount of which shall be negotiated in good faith between the parties on a case by case basis.

12.   Definition of Gross Wholesale Sales

      Company's  "Gross  Wholesale  Sales"  for  Licensed  Products  shall  mean
      Company's invoiced billing price less discount to its customers or distributors, less only shipping charges, freight, duties, insurance, sales taxes, value-added taxes, and credits allowed for defective merchandise, markdowns and returns (but no reserve for returns). All royalties due Licensor shall accrue upon the sale of the Licensed Products regardless of the time of collection by Company. Licensed Products shall be considered "sold" as of the date Licensed Products are billed, invoiced, or shipped (whichever first occurs) or the date on which such Licensed Products are paid for, whichever first occurs. For sales by Company directly to customers in retail outlets, the "Gross Wholesale Sales" value for the US market shall be used for the calculation of royalties payable. There shall be no deduction from "Gross Wholesale Sales" for uncollectible accounts.

13. Licensor reserves the right to re-elect the Company as the exclusive licensee or appoint an additional licensee in the Contract Territory if this agreement reverts to a non-exclusive agreement as permitted under the terms of Paragraph 9 above.

14.   Payments

      Payments may be made by Company check, certified check, wire transfer or bank transfer. All payments shall be made hereunder by Company to Licensor in US currency to the account of GARY PLAYER GOLF EQUIPMENT and shall be delivered to the address of Licensor as follows:

                        GARY PLAYER GROUP, INC.
                        Attn: Accounting Department
                        3930 RCA Boulevard
                        Suite 3001
                        Palm Beach Gardens, FL  33410

      Past due payments hereunder shall bear interest at the rate of one and one-half percent (1.5%) per month.

15.   Sales Reports

      Company shall supply Licensor with a sales report with respect to all sales of Licensed Products sold by Company during each calendar month during the Contract Period, said sales reports to be delivered to Licensor within twenty-five (25) days following the conclusion of each calendar quarter. Such sales report shall indicate by customer and in total the number of each item of Licensed Products sold during such month and the gross sales price of each such item.

16.   Books and Records

      Company shall keep and maintain books and records with respect to all sales of Licensed Products and computation of earned royalties with respect thereto, which books and records shall be available for inspection and copying by Licensor upon prior receipt of written permission from the Company, or his authorized agents or representatives during ordinary business hours prior to the conclusion of a two-year period following the conclusion of the relevant Contract Year quarter. If any examination of Company's books and records reveals that Company has failed properly to account for and pay royalties owing to Licensor hereunder, and the amount of any royalties which Company has failed properly to account for and pay for any Contract Year quarter exceeds, by five percent (5%) or more, the royalties actually accounted for and paid to Licensor for such period, then Company shall, in addition to paying Licensor such past due royalties, reimburse Licensor or his authorized representatives for their direct out-of-pocket expenses incurred in conditioning such examination together with interest on the overdue royalty amount at the rate set forth in Paragraph 14 above.

17.   Notices and Submissions

      All notices or submissions to be made or delivered pursuant to this Agreement shall be delivered as follows:

      If to the Licensor, to:

                        GARY PLAYER GROUP, INC.
                        c/o Mr. Joseph J. White
                                          3930 RCA Blvd., Suite 3001
                                          Palm Beach Gardens, FL 33410

                        If to Company, to:

                                          AJAY LEISURE PRODUCTS, INC.
                                          Attn: Clarence H. Yahn, President
                                          1501 E. Wisconsin Street
                                          Delavan, WI  53115

      All such materials shall be delivered postage prepaid and, in the case of materials sent by Company to Licensor, free of all charges such as, for example, shipping charges or custom charges. In the event that any such charges are paid by Licensor, Company agrees to make prompt reimbursement. The foregoing notwithstanding, this Agreement may not be changed or modified except as provided herein.


18.   Licensor's Advisory Designee

      Licensor agrees to designate and appoint one individual executive (hereinafter referred to as "Licensor's Designee") to whom Licensor shall designate principal responsibility for communications and liaison between Licensor and Company. Licensor agrees to make Licensor's Designee available to meet with representatives of Company on a quarterly basis to review, discuss, and analyze sales results for Licensed Products, possible future advertising and promotional plans for Licensed Products, and other matters relating to the subject matter of the Agreement. Company agrees to use its diligent efforts to provide Licensor's Designee with up-to-date and complete financial and marketing information concerning the distribution and sale of Licensed Products. Licensor agrees that said meetings will take place in Palm Beach Gardens, Florida with representatives of Company.






19.    Products for the Personal Use of  Gary Player

      During each Contract Year during the Contract Period, Company agrees to supply to Licensor's chosen location, at no charge, and at no cost or expense, with representative samples of Licensed Products (25 items each Contract Year), in such sizes, styles, and designs as Gary Player shall request (provided that such items are then available for shipment from Company's inventory) for the use of Gary Player and for such other purposes as Gary Player may determine.

20.   Trademarks

Licensor warrants that it has all right, title and interest in and to the Player Identification and the right to license the Player Identification. Licensor shall maintain all trademark and other registrations of the Player Identification as in effect on the date of this Agreement. Should Licensor, at any time or times during the Contract period, desire to register a trademark or trademarks which include the Player Identification, or which have been used to identify Licensor or to make reference to Licensor, and/or to register Company as a user thereof, Company shall execute any and all documents which Licensor reasonably believes to be necessary or desirable for registration or protection of such trademark or trademarks in the name of Player. Licensor agrees to reimburse Company for all reasonable expenses incurred by Company in this connection. Upon registration of any such trademark, Licensor shall grant to Company a license for the use of such registered trademark on or in connection with the advertisement, promotion, and coterminous with the rights granted thereunder with respect to Player Identification and shall require no increase in the payments set forth, but shall contain such additional provisions as Licensor reasonably believes are necessary for the protection of such trademark in the name of Player, which Licensor shall thereafter maintain during the remainder of the Contract Period. Company agrees that it will not file, during the Contract Period or thereafter, any application for trademark registration or otherwise obtain or attempt to obtain ownership of any trademark or trade name in any country of the world which consists of the Player Identification or any mark, design, or logo which identifies Licensor or which makes reference to Licensor. Any products, designs, or inventions developed by Company other than the "Player Identification" shall belong to Company, and Company shall have sole proprietary rights to them, with exception that the trademarks belong to Licensor.


21.   Packaging and Labels

      Company agrees that each Licensed Product advertised, promoted, distributed, and sold by Company shall have affixed thereto a permanent label or hangtag on the product, container, or packaging for Licensed Products which includes the inscription "Distributed under License for Gary Player Group Incorporated", followed by the address of the Licensor. All packaging and labeling is subject to review in accordance with Paragraph 7 above.

22.    Indemnification/Licensor's Duty to Defend

(a) In addition to the indemnities provided in Paragraphs 7 and 30 hereof, the Company hereby indemnifies and agrees to save and hold harmless Licensor and its employees, agents, officers, directors and controlling persons from and against any and all expenses, damages, claims, suits, actions, judgments and costs whatsoever, including reasonable attorney's fees, arising out of, or in any way connected with, any claim or action involving Licensed Products for alleged defects, and intellectual property, copyright, design or patent infringement of the rights of persons other than Licensor that are not based primarily on the Company's use of the Player Identification under this Agreement and any breach by the Company of any statutory or regulatory law or order; provided that Company shall be given prompt notice of any such action or claim that comes to the attention of Licensor. Notwithstanding the foregoing, nothing contained in this subparagraph 22(a) shall diminish or relieve Licensor from its its indemnification obligations contained in subparagraph 22(b) below

(b) In addition to the indemnity provided in Paragraph 30 below, and subject to the provisions of subparagraph (c) below, Licensor shall have the duty, at its expense, to police, protect and enforce the intellectual and other proprietary rights associated with the Player Identification within the Contract Territory. Licensor indemnifies, and agrees to save and hold harmless Company and its respective employees, agents, officers, directors, controlling persons and those of its parent company and other subsidiaries of the parent company, from and against any and all expenses, damages, claims, suits, actions, judgments, and costs whatsoever, including reasonable attorneys' fees, arising out of, or in any way connected with, any claim or action for alleged infringement of the intellectual or other proprietary property rights of third persons with respect to the Player Identification and any breach by Licensor of any statutory or regulatory law or order, provided that Licensor shall be given prompt notice of any such action or claim that comes to the attention of Company and Company shall be obligated to provide all information and assistance reasonably available to the Company to assist Licensor in its obligations to police and enforce the intellectual and other proprietary rights associated with the Player Identification.

(c) The Company shall have the right, but not the obligation, to police, protect and enforce the intellectual and other proprietary rights associated with the Player Identification within the Contract Territory. If the Company elects to pursue any claim for alleged infringement, Licensor shall take all reasonable actions necessary to assist the Company in the pursuit thereof but the Company will bear all costs related thereto and shall be entitled to retain all benefits resulting from the action, including without limitation any and all monetary damages awarded or otherwise received as a result of the Company's pursuit of the claim. If the Company becomes aware of any potential infringement of the intellectual property rights associated with the Player Identification by any third party within the Contract Territory and the Company elects, for any reason, not to pursue the claim for infringement, the Company shall notify Licensor of the details of the potential infringement and Licensor shall have the duty to use all commercially reasonable efforts to pursue the claim and to protect the Company's rights to the Player Identification under this Agreement. If the Licensor elects not to pursue the claim or otherwise protect the Company's rights to the Player Identification under this Agreement, the Company shall have a right to terminate this Agreement as provided in Paragraph 26 below.

23.   Termination


      Either party may terminate this Agreement as follows: if the other party at any time during the Contract Period shall (a) fail to make any payment of any sum of money herein specified to be made; provided that such payment is not made within ten (10) days after the defaulting party shall have received written notice of such failure to make payment, or (b) fail to observe or perform any of the covenants, use of the "Player
      Identification", agreements, or obligations hereunder (other than the payment of money), provided that such default is not cured within thirty
      (30) days after the defaulting party shall have received written notice specifying such default, or (c) be declared bankrupt or makes an assignment for the benefit of its creditors, or goes into liquidation or receivership, in which case it shall advise the other party immediately; provided, however, that the non-bankrupt party shall not have the right to terminate this Agreement by virtue of the bankrupt party's entry into proceedings under Chapter 11 of the Bankruptcy Act or receivership or reorganization, unless, in any such case, the duties on the non-bankrupt party, or its ability to exercise its rights under this Agreement, shall be significantly more onerous as a result of those proceedings. Licensor also shall have a right to terminate this Agreement if the Company fails to achieve forecasted sales and fails to take adequate measures to improve sales as provided in Paragraph 9. In addition, the Company shall have the special rights of termination set forth in Paragraph 26 below.

      Failure to terminate this Agreement pursuant to this paragraph shall not effect or constitute a waiver of any remedies the non-defaulting party would have been entitled to demand in the absence of this paragraph, whether by way of damages, termination or otherwise. Termination of this Agreement for whatever reason shall be without prejudice to the rights and liabilities of either party to the other in respect of any matter arising under this Agreement.

24.   Prohibition on Premium Sales

      Company agrees that Licensed Products will not be sold or otherwise supplied to any third party if such Licensed Products are intended to be given away free of charge or sold at a substantial discount by such third party as a part of any plan intended to promote the products, services, or business of any third party. If in any instance Company desires to sell or supply Licensed Products to any third party where such Licensed Products are intended to use as premiums as aforesaid, the Company may submit such a request in writing to Licensor setting forth all relevant information that may be requested by Licensor concerning the nature of such proposed premium sale. Licensor shall have the right to approve or disapprove any such proposed premium sale in Licensor's sole and exclusive discretion.

25.   Automatic Renewal

      Unless and until this Agreement is terminated under Paragraphs 23 or 26 hereof, at the end of the Initial Contract Year and each Contract Year thereafter, this Agreement shall renew automatically for an additional year so that the Agreement will have a rolling five-year term.


26.   Special Right of Termination

      Company shall have the right to elect to terminate the Contract Period at any time if, in the Company's discretion, the Company determines in good faith that (a) the commercial value of the Player Identification is materially impaired by reason of the commission by Player of any act which shocks, insults, and offends the community and ridicules public morals and decency; (b) that the Player Identification no longer is materially beneficial to the Company's business and marketing plans.; provided, however, that the disability or death of Gary Player alone shall not be deemed to diminish the value of the Player Identification to the Company under this Agreement; or (c) as provided in Paragraph 22(c) above for failure of the Licensor to protect the intellectual property rights associated with the Player Identification in the Contract Territory. Termination under this paragraph shall become effective on the thirtieth
      (30th) day next following the date of receipt by Licensor of Company's written notification of termination. Should Licensor disagree with Company as to the existence of a condition affording Company the right to so terminate the Contract Period, Licensor shall, within thirty

      (30) days following the receipt of any such notice of termination, submit the matter to arbitration at West Palm Beach, Florida, in accordance with the rules and regulations then applicable of the American Arbitration Association and any decision resulting from such arbitration shall be binding upon the parties hereto and may be enforced in any court having competent jurisdiction.

27.   Player Identification After Termination

      It is understood and agreed by Company that from and after the termination of the Contract Period, all of the rights of Company to the use of the Player Identification shall, except as hereinafter expressly provided in the paragraph next following, cease absolutely, and

      Company shall not thereafter manufacture or sell any item whatsoever with the use of the Player Identification or use the Player Identification in any way whatsoever.

28.   Inventory of Licensed Products on Termination

      Any Licensed Products that may have been manufactured by or for Company prior to the termination of the Contract Period, or which were in the process of manufacture by Company, or were required to fill purchase orders from customers accepted by Company on or prior to date of termination, may be sold by Company during the one hundred eighty (180) day period next following the date of termination, provided that:

(i)   Company is not in default of any term or condition of this Agreement;


(ii) the quantity of such Licensed Products in inventory at the time of such termination is not in excess of a reasonable seasonal quantity taking into account Company's two previous calendar sales requirements for Licensed Products;


(iii) Company shall furnish to Licensor within thirty (30) days after the effective date of the termination of the Contract Period a written statement of the number and description of such Licensed Products in inventory as of the effective date of termination;

(iv) Company shall continue to pay Licensor with respect to such sales an earned royalty at the rate hereinafter specified; and

(v) Earned royalty amounts payable pursuant to this paragraph shall be paid within thirty (30) days following the end of said sell-off period.

29.   Waiver

      The failure of either party at any time or times to demand strict performance by the other of any of the terms, covenants, or conditions set forth herein shall not be construed as a continuing waiver or relinquishment thereof and each may at any time demand strict and complete performance by the other of said terms, covenants, and conditions.

30.   Brokers/Finders

      Licensor has relationships with certain individuals who present business opportunities to Licensor from time to time. To the extent that any compensation is claimed by or determined to be due to any such individual, Licensor shall be solely liable for the payment thereof and shall indemnify and hold the Company harmless from and against any and all liability and related expenses, including reasonable attorney's fees. The Company did not engage any broker or finder to introduce the Company to Licensor or otherwise bring the parties together in connection with this Agreement. To the extent that any third party (other than a third party with whom Licensor has a relationship) makes a claim for compensation as a broker or finder engaged by the Company, the Company will indemnify and hold Licensor harmless from and against any and all liability and related expenses, including reasonable attorney's fees.

31.   Withholding Tax

      All payments due and payable to Gary Player Golf Equipment shall be paid free of all deductions but shall be subject to deductions for withholding tax and other such deductions which are required to be deducted by Company pursuant to the law of the State of Florida. Company will use its best efforts to obtain the maximum reduced rate of withholding available under applicable tax treaties on all payments to Gary Player Golf Equipment made hereunder. If Company is required by law to withhold any tax, Company shall send to Licensor without delay, an official government certificate or government receipt of all tax withheld by Company hereunder.

32.   Assignment


      This Agreement shall bind and inure to the benefit of Licensor, and heirs and personal representatives of Licensor. Licensor may assign its rights under this Agreement to any person, firm, partnership, or corporation which is able to, and does, warrant and represent ownership of all rights warranted and represented by Licensor herein and which shall be obligated to all of the terms of this Agreement as Licensor and which shall enter into a binding written agreement with Company to that effect, provided, however, that Licensor may assign its rights to payments under this Agreement; and provided further that any such assignment shall not act to relieve Licensor of its obligations and duties under this Agreement. The rights granted Company hereunder shall be personal to it and shall not, without prior written consent of Licensor, be transferred or assigned to any other party, which consent shall not be arbitrarily or unreasonably withheld.

33.   Insurance

      Licensor assumes no liability from Company or third parties with respect to the performance of the Licensed Products manufactured or sold by Licensee under the Trademark. Company shall maintain Comprehensive General Liability insurance and the Product Liability Coverage in the amount of US $2,000,000 on the Licensed Product and shall name Licensor as co-insured on the policy. Company shall furnish to Licensor a certificate of said insurance evidencing the above referenced coverage.



34.   Significance of Headings

      Section headings contained herein are solely for the purpose of aiding in speedy location of subject matter and are not in any sense to be given weight in the construction of this Agreement. Accordingly, in case of any question with respect to the construction of this Agreement, it is to be construed as though such section headings had been omitted.

35.   Entire Agreement


      This writing constitutes the entire agreement between the parties hereto and may not be changed or modified except by a writing signed by the party or parties to be charged thereby.

36.   Joint Venture

      This Agreement does not constitute and shall not be construed as constituting a partnership or joint venture between Licensor and Company. Neither party shall have any right to obligate or bind the other party in any manner whatsoever, and nothing herein contained shall give, or is intended to give, any rights of any kind to any third person.

37.   Reservation of Rights

      All rights not herein specifically granted to Company shall remain the property of Licensor to be used in any manner Licensor deems appropriate. Company understands that Licensor has reserved the right to authorize others to use Player Identification during the Contract

      Period in connection with all tangible and intangible items and services other than Products themselves.

38.   Governing Law

      This Agreement shall be governed and construed according to the laws of the State of Florida without regards to conflict of laws.

39.   Arbitration

      In the event a dispute arises under this Agreement (other than a dispute as described in Paragraph 26 hereinabove) which cannot be resolved, such a dispute shall be submitted to arbitration and resolved by three (3) arbitrators (one of whom shall be a lawyer) in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. All such arbitration shall take place at the office of the American Arbitration Association located in West Palm Beach, Florida. The award or decision rendered by the arbitrator shall be final, binding, and conclusive, and judgment may be entered upon such award by any court.

40.   Execution and Delivery Required

      This instrument shall not be considered to be a binding agreement or contract nor shall it create any obligation whatsoever on the part of Licensor and Company, or either of them, unless and until it has been signed by Licensor and by a representative of Company and delivery has been made of a fully signed original.


IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

GARY PLAYER GROUP, INC.                   AJAY LEISURE PRODUCTS, INC.



By:   \s\Marc B. Player                   By:   \s\Clarence H. Yahn
   ----------------------                    ------------------------

Title:   C.E.O                            Title:      President
      -------------------                       ---------------------

Date:   March 3, 1999                     Date:   March 8, 1999
     --------------------                      ----------------------

                                  SCHEDULE A






                                          FAIR TRADED BRANDS
                                          ---------------------
                                          Green Grass Pro Shops
                                          Golf Specialty Stores
                LOGO                      Department Stores
                                          Sporting Goods Stores
            GARY PLAYER                   Mass Merchandise Stores
                                          E-Commerce







                                          OFFICIAL CORPORATE LOGO
                                          -----------------------
                                          Green Grass Pro Shops
            LOGO                          Golf Specialty Shops
                                          Better Department Stores
                                          Sporting Goods Stores











                                          DIRECT MARKETING BRAND
                                          ----------------------
            LOGO                          E-Commerce
        BLACK KNIGHT                      Tele Sales
                                          Direct Mail
                                          Infomercial

                          SCHEDULE A    CONT=D
                          -----------   -------





                                          BLACK KNIGHT LOGO
                                          ----------------------
                                        Selected use on its own
            LOGO                        when in conjunction with
                                        other brands.









                                          SIGNATURE BRAND
                                          -------------------------
                                          Green Grass Pro Shops
            LOGO                          Up-Market Department Stores

                                   SCHEDULE B
                                   ----------

                           Golf Accessories @ 2/28/99
                           --------------------------


A.   EXCLUSIVE ACCESSORY CATEGORIES

Replacement Straps for Golf Bags Golf Tubes Travel Covers for Golf Bags Shag Bags Brushes Retrievers Tees Scorecard Holders Club Care Kits Markers Lead Tape Divot Tools Plastic and/or Metal Putting Cups Plastic Practice Golf Balls Mechanical Scorekeeper Distance Finders Swing Rings Glove Keeper Driving Nets Driving Mats
Other similar items which are core to Company's golf accessory lines to the extent not covered under B. below

B.  NON-EXCLUSIVE ACCESSORY CATEGORIES, SUBJECT TO DISCONTINUATION AT REQUEST
   OF LICENSOR *
Headcovers
Golf Umbrellas
Spikes
Spike Wrench
Shoe Horns
Shoe Bags
Shoe Trees
Other similar items which are not core to Company's golf accessory lines and which are covered by licenses granted by Licensor to licensees other than Company



* These categories of accessory products are not expressly covered by the exclusive license rights granted under that certain Licensing Agreement dated March 1, 1999 by and between Gary Player Group. Inc. and Ajay Leisure Products, Inc. (the "Agreement"), to which this schedule B is attached and incorporated into by reference; however, Licensor has agreed to permit Company a non-exclusive right to use the Player Identification in connection with Company's design, manufacture, advertisement, promotion, distribution and sale of these types of accessory products. Once the Company has commenced production and distribution of non-exclusive categories, the Licensor will provide the Company six (6) months' prior written notice that it may no longer use the Player Identification in connection with one or more of these categories as specified in the written notice, and Paragraph 28 of the Agreement shall govern the Company's rights to dispose of its inventory related to any terminated accessory product line. If the Company has not commenced the production or distribution of non-exclusive product categories, the Licensor may terminate the right within ten (10) days prior written notice.