Form 10-Q
period 1999-03-31
AJAY SPORTS INC
filed 1999-05-17
CIK 854858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Delaware                                                 39-1644025
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S.  Employer
 Incorporation or Organization)                              Identification No.)


1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                                 (414) 728-5521
---------------------------------------                 ------------------------
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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at March 31, 1999 is 3,956,815.

                  Transitional Small Business Disclosure Format

                        Yes               No     x
                            ------            ------

PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                                      AJAY SPORTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS)


                                                                March 31, 1999               December 31,
                                                                 (Unaudited)                     1998

ASSETS                                                                      -                           -

Current assets:
     Cash                                                     $            27              $            6
     Marketable  securities                                               418                         396
     Trade accounts receivable, net                                     3,351                       1,889
     Inventories                                                        5,882                       5,680
     Prepaid expenses and other                                           597                         485
                                                                            -                           -
                    Total current assets                               10,275                       8,456

Fixed assets, net                                                       1,656                       1,708
Other assets                                                              142                         179
Deferred tax benefit                                                    1,119                       1,119
Goodwill                                                                1,610                       1,621
                                                                            -                           -
                   Total assets                               $        14,802              $       13,083
                                                                            =                           =

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable to banks                                  $           195              $          195
      Current portion of capital lease                                      4                           4
      Accounts payable                                                  2,268                       2,225
      Accrued expenses                                                    567                         380
                                                                            -                           -
                    Total current liabilities                           3,034                       2,804

Notes payable to affiliates - long term                                 1,587                       1,587
Notes payable to banks  -  long term                                    7,856                       5,951

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
        Series B, $0.01 par value,
          12,500 shares outstanding at liquidation value                1,250                       1,250
        Series C, $0.01 par value, 264,177 shares
          outstanding at stated value                                   2,642                       2,642
        Series D, $0.01 par value, 6,000,000 shares                        60                          60
      Common stock, $.01 par value 100,000,000 shares authorized,
          3,956,815 shares outstanding                                     40                          40
Additional paid-in capital                                             14,766                      14,762
Accumulated deficit                                                   (16,472)                    (16,006)
Accumulated unrealized (losses) gains on securities                        39                          (7)
                                                                            -                           -
                                                                   ------------               -------------
            Total stockholders' equity                                  2,325                       2,741
                                                                   ------------               -------------
            Total liabilities and stockholders' equity        $        14,802              $       13,083
                                                                   ============               =============


                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                       Three  Months
                                                       Ended March 31,
                                              1999                      1998
                                           ------------             ------------

Net sales                                $        4,263           $       7,598

Cost of sales                                     3,595                   6,330

      Gross profit                                  668                   1,268

Selling, general and                                851                   1,028
   administrative expenses
      Operating income  (loss)                     (183)                    240

Non-operating expense:
      Interest expense, net                         253                     335
      Other, net                                     26                    (136)
                                             -----------            ------------
      Total non-operating expense                   279                     199
                                             -----------            ------------
Income (loss) before income taxes                  (462)                     41

Income tax expense (benefit)                          -                       -
                                             -----------            ------------
Net income (loss)                         $        (462)           $         41
                                             ============           ============
Basic and diluted earnings per share *    $       (0.14)           $      (0.01)
                                             ============           ============

Weighted average common shares
outstanding                                       3,957                   3,879
                                             ============           ============

Net income (loss) as reported above                (462)                     41
Undeclared cumulative preferred dividends           (91)                    (99)
                                            -------------           ------------
Loss applicable to common stock          $         (553)           $        (58)
                                            =============           ============





* Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.


                                   AJAY SPORTS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS), (UNAUDITED)



                                                                                                  Three  Months
                                                                                                Ended  March 31,
                                                                                         1999                    1998
                                                                                       --------                --------
Cash flows from operating activities:

     Net income  (loss)                                                               $    (462)               $     41
      Adjustments to reconcile to net cash flows from
      operating activities:
           Depreciation and amortization                                                     95                     101
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
           Trade accounts receivable, net                                                (1,462)                   (939)
            Inventories                                                                    (202)                   (367)
            Prepaid expenses and other current assets                                      (112)                      -
            Other assets                                                                      3                    (155)
            Deferred tax benefits                                                             -                       -
            Accounts payable                                                                 43                     796
            Accrued expenses                                                                187                      25
                                                                                                                     -
                                                                                        --------                ---------
                   Net cash used in operating activities                                 (1,910)                   (498)
                                                                                        --------                ---------
Cash flows from investing activities:
       Acquisitions of fixed assets                                                         (19)                    (23)
                                                                                        --------                ---------

                    Net cash used in investing activities                                   (19)                    (23)
                                                                                        --------                ---------
Cash flows from financing activities:
        Proceeds from notes payable to affiliates                                             -                      12
        Net change in notes payable to banks                                               1,904                     374
        Net change in marketable securities                                                  46                       -
                                                                                        --------                ---------

                     Net cash provided by  financing activities                           1,950                     386
                                                                                        --------                ---------
Net increase (decrease) in cash                                                              21                    (135)
Cash at beginning of period                                                                   6                     234
                                                                                        --------                ---------
Cash at end of period                                                                 $      27                $     99
                                                                                        ========                =========
Supplemental disclosures of cash flow information:
       Cash paid for interest                                                         $     254                $    286
                                                                                        ========                =========
       Cash paid for income tax                                                               -                       -
                                                                                        ========                =========




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


This report contains forward-looking statements including statements containing words such as "believes", "anticipates", "expects" and the like. All statements other than statements of historical fact included in this report are forward looking statements. The Company believes that its expectations reflected in its forward looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct. Important factors including, without limitation, statements relating to planned acquisitions, development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company has acquired, disposition of any current business of the Company, and the Company's relationship with Williams Controls, Inc., a related company, could cause the Company's actual results to differ materially from those anticipated in these forward-looking statements. The Company does not intend to update the forward looking statements contained in this report.


1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all material adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1999 and the results of operations for the three-month periods ended March 31, 1999 and 1998 and the cash flows for the same three-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

2.    INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                                  March 31,1999          December 31,1998

    Raw Materials                   $1,439                   $1,493

    Work in Process                  1,301                    1,052

    Finished Goods                   3,142                    3,135
                                   ---------                ---------
                                    $5,882                   $5,680
                                   =========                =========

3.    NOTES PAYABLE TO BANKS


On February 2, 1999, the Company entered an agreement with Wells for a seasonal over advance of up to $750,000 beginning February 2, 1999. Half of the over advance, or up to $375,000, is due to Wells by June 1, 1999 with the other half, or up to $375,000, due to Wells by July 1, 1999. The interest rate on advances outstanding on the over advance is prime plus 2%. The Company does not believe it will have the funds to repay the over advance due on June 1, 1999 and July 1, 1999 and has requested an extension of the over advance. The over advance would be paid back with the collection of seasonal trade accounts receivable.


4.    SEGMENT INFORMATION

The contribution to net sales, operating income (loss) and identifiable assets of the Company's two industry segments for the quarter ended March 31, 1999 and 1998 (unaudited) are as follows (in thousands):

------------------------------------------------------------------------------

                          Quarter Ended March 31, 1999
                    ----------------------------------------------------------


                                 GOLF

                                 Mass       Specialty
                    Furniture    Merchant   Golf Stores Corporate Consolidated
                    ---------    --------   ----------- --------- ------------

Net Sales           $  2,268     $ 1,954    $     41    $     -    $  4,263

Operating                316        (310)        (35)      (154)       (183)
Profit/(Loss)

Total Assets           4,019       8,997       1,786          -      14,802

Depreciation/             24          58          13          -          95
Amortization

Capital                   19           -           -          -          19
Expenditures

------------------------------------------------------------------------------
                          Quarter Ended March 31, 1998
------------------------------------------------------------------------------

                                 GOLF

                                 Mass       Specialty
                    Furniture    Merchant   Golf Stores Corporate Consolidated
                    ---------    --------   ----------- --------- ------------

Net Sales           $  1,760     $   520     $     -    $      -   $  7,598

Operating                220         273        (110)       (143)       240
Profit/(Loss)

Total Assets           2,930      12,061       2,872           -     17,863

Depreciation/             26          55          20           -        101
Amortization

Capital                   23           -           -           -         23
Expenditures
------------------------------------------------------------------------------


5.    DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared in 1998 or 1999 due to unavailability of funds. Dividends are permitted to be paid under the Wells loan agreement when sufficient funds become available. Dividends are in arrears on Series B in the amount of $1,031,575 and on Series C in the amount of $642,218.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



See "Cautionary Statement" at the beginning of the "Notes to Consolidated Financial Statements".

FINANCIAL  CONDITION - At March 31,  1999 the  Company  had  working  capital of
$7,241,000 as compared with $5,652,000 at December 31, 1998. The ratio of current assets to current liabilities at March 31, 1999 was 3.4 to 1, as compared to 3.0 at December 31, 1998. The Company's borrowings increased $1,905,000 since December 31, 1998. This financed a $1,462,000 increase in trade accounts receivables and a $202,000 increase in inventories during the quarter as a result of a seasonally increase in sales during the quarter.

LIQUIDITY - The seasonal nature of the Company's sales creates fluctuating cash flow due to the temporary build up of inventories in anticipation of, and receivables during, the peak seasonal period, which historically has been from February through May of each year. The Company has relied and continues to rely heavily on revolving credit facilities for its working capital requirements.

During the Company's first quarter, operating cash flow was negative by $1,910,000 which was primarily financed by increased borrowing from banks.

On February 2, 1999, the Company entered an agreement with Wells for a seasonal over advance of up to $750,000 to begin February 2, 1999. Half of the over advance, or up to $375,000, is due to Wells by June 1, 1999 with the other half, or up to $375,000, due to Wells by July 1, 1999. The interest rate on advances outstanding on the over advance is prime plus 2%. The Company does not believe it will have the funds to repay the over advance due on June 1, 1999 and July 1, 1999 and has requested an extension of the over advance. The over advance would be paid back with the collection of seasonal trade accounts receivable.

On April 9, 1999, the Registrant announced that it has signed an agreement to purchase all outstanding capital stock of Pro Golf of America, Inc., franchiser of Pro Golf(R) Discount retail golf stores for $10,500,000 cash. Pro Golf is the largest `golf-only' store franchiser in the world, with approximately 160-170 stores in the US, Canada and the Philippines. Pro Golf opened one of America's first `off-course' retail golf stores in 1962, virtually inventing the retail and discount golf store concept. The company began franchising in 1975, and today its franchised stores generate over $230 million in golf equipment and apparel sales through the off-course golf shop distribution channel each year. The stores offer a full line of golf products from major golf manufacturers, exclusive private label product lines, and specialized services including computer swing analysis and custom club fitting. A $100,000 deposit has been made toward the acquisition. The Company's due diligence efforts are underway and it has retained an investment banker to raise a combination of bank debt, mezzanine financing and equity to finance the purchase price. This acquisition is expected to be completed through a newly formed subsidiary which will be a majority, but not wholly owned, subsidiary of the company. The company needs additional funds to continue operations and is in the process of raising capital through the acquisition of Pro Golf of America, Inc. If the financing plan for this transaction is successful, management expects that it will generate some additional funds for Ajay cash flow needs, although the amount

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


which may be available to the company cannot be predicted with any certainty at the date of this report.

RESULTS OF OPERATIONS - During the quarter ended March 31, 1999, the Company reported net sales of $4,263,000, a 44% decrease compared to net sales of $7,598,000 for the same period in 1998. Outdoor furniture sales increased $508,000 primarily due to increased volume. Sales decreased $3,364,000 in the mass merchant golf segment and $479,000 in the specialty golf store segment. Sales during first quarter of 1998 reflected $1.8 million in golf glove and golf cart sales achieved under a special program not repeated in 1999. The accessory line decreased $600,000 resulting from discontinuation of certain accessory products by two major customers. A decline in sales of $800,000 attributable to bags and the decline in the sales in the specialty golf store segment were due to a market wide over stock of bags.

Gross profit for the three months ended March 31, 1999 was $668,000 or 16% of sales, compared to $1,268,000 or 17% for the same period in 1998. Gross profit on furniture sales was $587,000 or 26% of sales this year compared to $414,000 or 24% last year. The slight improvement in gross profit in the furniture segment is attributable to better material utilization in the production process. Gross profit on golf sales was $80,000 or 4% of sales this year compared to $781,000 or 14% of sales last year. This significant decrease in gross profit is due to the unfavorable absorption of fixed overheads due to the lower sales level.

Selling, general and administrative expenses were $851,000 or 20% of sales for the first quarter of 1999, versus $1,028,000 or 14% in the same period the prior year. The lower expenses are related to reduced volume.

Interest expense decreased by $82,000 reflecting a lower interest rate. Last year non-operating income of $136,000 reflected the result of a favorable judgment from a lawsuit settlement. As a result of the above factors, net loss for the first quarter ended March 31,1999 was $(462,000) which compares to a prior year income of $41,000 for the same period.

PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION

On April 9, 1999, the Registrant announced that it has signed an agreement to purchase all outstanding capital stock of Pro Golf of America, Inc., franchiser of Pro Golf(R) Discount retail golf stores. Pro Golf is the largest `golf-only' store franchiser in the world, with approximately 160-170 stores in the US, Canada and the Philippines. Pro Golf opened one of America's first `off-course' retail golf stores in 1962, virtually inventing the retail and discount golf store concept. The company began franchising in 1975, and today its franchised stores generate over $230 million in golf equipment and apparel sales through the off-course golf shop distribution channel each year. The stores offer a full line of golf products from major golf manufacturers, exclusive private label product lines, and specialized services including computer swing analysis and custom club fitting. A $100,000 deposit has been made toward the acquisition. The Company's due diligence efforts are underway and it has retained an investment banker to raise a combination of bank debt, mezzanine financing and equity to finance the purchase price. This acquisition is expected to be completed through a newly formed subsidiary which will be a majority, but not wholly owned, subsidiary of the company.


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

         A)  Exhibits

             10.1 Stock Purchase  Agreement dated April 8, 1999 for the purchase of Pro Golf of America, Inc.

             27   Financial Data Schedule


         B)  Forms 8-K

         1)  The Company  filed a Form 8-K dated March 8, 1999  reporting  under
             Item 5 that it had signed a license agreement with Gary Player Group, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
   -------------------------
Its: Duly Authorized Officer






By:    /s/Barb Wargolet
   ----------------------
Its: Corporate Controller



Date:      May 14, 1999
     --------------------