Form 10-Q
period 1999-06-30
AJAY SPORTS INC
filed 1999-08-24
CIK 854858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the transition period from               to

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
             (Exact name of Registrant as specified in its charter)


           Delaware                                      39-1644025
-------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
 Incorporation or Organization)

1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                              (414) 728-5521
--------------------------------------      ------------------------------------
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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 8/18/99 is 4,237,018.

                  Transitional Small Business Disclosure Format
                               Yes       No  X
                                  -----    -----

PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             June 30, 1999          December 31,
                                              (Unaudited)               1998
ASSETS                                       -------------          ------------

Current assets:
     Cash                                     $        463         $          6
     Marketable  securities                            484                  396
     Trade accounts receivable, net                  4,214                1,889
     Inventories                                     4,942                5,680
     Prepaid expenses and other                        821                  485
                                              ------------          ------------
                    Total current assets            10,924                8,456

Fixed assets, net                                    1,754                1,708
Other assets                                           145                  179
Deferred tax benefit                                 5,138                1,119
Goodwill                                             7,639                1,621
                                              ------------          ------------
                   Total assets               $     25,600         $     13,083
                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable to banks                  $      8,695         $        195
      Current portion of capital lease                   4                    4
      Accounts payable                               3,134                2,225
      Accrued expenses                                 769                  380
                                              ------------          ------------
                    Total current liabilities       12,602                2,804

Notes payable to affiliates - long term              1,587                1,587
Notes payable to banks  -  long term                 7,138                5,951
Notes payable                                        2,070                    -
                                              ------------          ------------
                    Total  liabilities              23,397               10,342

Minority Interest in Subsidiary                         24                    -

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
          Series B, $0.01 par value, 12,500 shares
                outstanding at liquidation value     1,250                1,250
          Series C, $0.01 par value, 264,177 shares
               outstanding at stated value           2,642                2,642
          Series D, $0.01 par value, 6,000,000 shares   60                   60
      Common stock, $.01 par value 100,000,000 shares
               authorized, 3,956,815 shares outstanding 40                   40
Additional paid-in capital                          15,065               14,762
Accumulated deficit                                (16,984)             (16,006)
Accumulated unrealized (losses) gains on securities    106                   (7)
                                              ------------          ------------
    Total stockholders' equity                       2,179                2,741
                                              ------------          ------------
   Total liabilities and stockholders' equity $     25,600         $     13,083
                                              ============          ============




                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                 Three Months              Six Months
                                                Ended June 30,           Ended June 30,
                                              1999         1998        1999         1998
                                            ------        ------      ------       ------

Net sales                                 $  4,560       $  8,991     $  8,823     $  16,589

Cost of sales                                4,043          7,335        7,638        13,665
                                          ---------      ---------    ---------    ----------
      Gross profit                             517          1,656        1,185         2,924

Selling, general and                           985          1,178        1,836         2,206
   administrative expenses                ---------      ---------    ---------    ----------

      Operating income                        (468)           478         (651)          718

Non-operating expense:
      Interest expense, net                    275            315          528           650
      Other, net                                44             38           70           (98)
                                          ---------      ---------    ---------    ----------
      Total non-operating expense              319            353          598           552
                                          ---------      ---------    ---------    ----------
Income (loss) before income taxes             (787)           125       (1,249)          166

Income tax expense (benefit)                  (275)             -         (275)            -
                                          ---------      ---------    ---------    ----------
Net income (loss)                         $   (512)      $    125     $   (974)    $     166
                                          =========      =========    =========    ==========
Basic and diluted earnings per share*     $   0.00       $   0.00     $   0.00     $    0.00
                                          =========      =========    =========    ==========
Weighted average common shares outstanding   3,957          3,879        3,957         3,879
                                          =========      =========    =========    ==========






* Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.



                                 AJAY SPORTS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS), (UNAUDITED) )



                                                                                Six    Months
                                                                               Ended  June  30,
                                                                          1999               1998
                                                                        --------           --------

Cash flows from operating activities:

     Net income  (loss)                                                 $  (974)           $  166
      Adjustments to reconcile to net cash flows from
      operating activities:
           Depreciation and amortization                                    196`               181
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
           Trade accounts receivable, net                                (2,325)           (1,189)
            Inventories                                                     738               639
            Prepaid expenses and other current assets                      (336)              (68)
            Other assets                                                     34              (171)
            Deferred tax benefits                                        (4,019)                -
            Accounts payable                                                913              (676)
            Accrued expenses                                                389              (112)
            Goodwill                                                     (6,044)                -
                                                                        --------           -------
                   Net cash used in operating activities                (11,428)           (1,230)
                                                                        --------           -------
Cash flows from investing activities:
     Net Acquisitions of fixed assets                                      (215)              (75)
                                                                        --------           -------
                    Net cash used in investing activities                  (215)              (75)
                                                                        --------           -------
Cash flows from financing activities:
        Net change in notes payable to banks                              9,687              (163)
        Net proceeds from notes payable to  affiliates                        -             1,300
        Net proceeds from notes payable                                   2,070                 -
        Net change in marketable securities                                  97                 -
        Net proceeds from  minority interest in subsidiary                  246

                                                                        --------           -------
                     Net cash provided by  financing activities          12,100             1,137
                                                                        --------           -------
Net increase (decrease) in cash                                             457              (168)
Cash at beginning of period                                                   6               234
                                                                        --------           -------
Cash at end of period                                                   $   463            $   66
                                                                        ========           =======
Supplemental disclosures of cash flow information:
       Cash paid for interest                                           $   215            $  633
                                                                        ========           =======
       Cash paid for income tax                                               -                 -
                                                                        ========           =======

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


1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999 and the results of operations for the three and six-month periods ended June 30, 1999 and 1998 and the cash flows for the same six-month periods.

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

2.    INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                           June 30,                  December 31,
                            1999                         1998
                          ---------                 --------------

Raw Materials              $ 1,320                     $ 1,493

Work in Process              1,146                       1,052

Finished Goods               2,476                       3,135
                          ---------                 ---------------
                           $ 4,942                     $ 5,680
                          =========                 ===============

3.    NOTES PAYABLE TO BANKS

On February 2, 1999, the Company entered an agreement with Wells for a seasonal over advance of up to $750,000 beginning February 2, 1999. Half of the over advance, or up to $375,000, initially was due to Wells on June 1, 1999 with the other half, or up to $375,000, due to Wells on July 1, 1999. The full amount of this over advance has been extended through August 1999. The interest rate on advances outstanding on the over advance is prime plus 2%. The terms and length of the over advance loan are currently being renegotiated with the objective of providing more availability of funds to the Company.

On June 23, 1999 the Company, through a newly formed subsidiary Pro Golf International, Inc. increased its borrowings by $8,500,000 with a 75 day bridge loan from Comerica Bank. The proceeds of this loan were used toward the purchase of 100% of the outstanding common stock of Pro Golf of America, Inc. Long-term financing is being arranged to replace this loan and is expected to be in place by the due date of the bridge loan.

4.    SEGMENT INFORMATION


The contribution to net sales, operating income (loss) and identifiable assets of the Company's industry segments for the quarter and six months ended June 30, 1999 and 1998 (unaudited) are as follows (in thousands):


----------------------------------------------------------------------------------------------------------------

                             Quarter Ended June 30, 1999
               --------------------------------------------------------------
                                                    GOLF
                                          ------------------------
                                           Mass         Specialty
                              Furniture    Merchant     Golf Stores      Franchise   Corporate      Consolidated

 Net Sales                    $   1,897    $   2,431    $    232                     $      -        $ 4,560

 Operating Profit/(Loss)             96         (198)       (112)                        (254)          (468)

 Total Assets                     3,095      9,739         1,682            12,308          -         25,600

 Depreciation/Amortization           30         58            13                            -            101

 Capital Expenditures                58         44             -                            -            102

-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                           Quarter Ended June 30, 1998
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
                                                    GOLF
                                          ------------------------
                                           Mass         Specialty
                              Furniture    Merchant     Golf Stores      Franchise   Corporate      Consolidated



 Net Sales                   $    1,190 $    7,329      $      472                    $      -       $     8,991

 Operating Profit/(Loss)             39        745            (130)                         (176)            478

 Total Assets                     2,350     12,463           2,312                            -            17,125

 Depreciation/Amortization           23         55               2                            -                80

 Capital Expenditures                39         13               -                            -                52
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------



                         Six Months Ended June 30, 1999
------------------------------------------------------------------------------------------------------------------
                                                    GOLF
                                          ------------------------
                                           Mass         Specialty
                              Furniture    Merchant     Golf Stores      Franchise   Corporate      Consolidated


 Net Sales                    $   4,165   $  4,385         $    273                  $        -     $      8,823

 Operating Profit/(Loss)            412       (508)            (147)                       (408)            (651)

 Total Assets                     3,095      8,515            1,682       12,308              -           25,600

 Depreciation/Amortization           54        116               26                           -              196

 Capital Expenditures                77         44                -                           -              121
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

                         Six Months Ended June 30, 1998
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


                                                    GOLF
                                          ------------------------
                                           Mass         Specialty
                              Furniture    Merchant     Golf Stores      Franchise   Corporate      Consolidated

 Net Sales                    $   2,950    $ 12,647         $ 992                    $      -       $     16,589

 Operating Profit/(Loss)            259       1,018          (240)                        (319)              718

 Total Assets                     2,350      12,463         2,312                           -             17,125

 Depreciation/Amortization           49         110            22                           -                181

 Capital Expenditures                62          13             -                           -                 75
---------------------------------------------------------------------------------------------------------------------


 The franchise segment is due to the acquisition of Pro Golf.



------------------------------------------------------------------------------
 5.   DIVIDENDS
------------------------------------------------------------------------------


Dividends on Series B and C Convertible Preferred Stock have not been declared for 1997, 1998 or 1999 due to unavailability of funds. Dividends are in arrears on Series B in the amount of $1,056,575 and on Series C in the amount of $708,262. Dividends are permitted to be paid under the credit agreement when sufficient funds become available.


 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Cautionary Statement" at the beginning of the "Notes to Consolidated Financial Statements".

FINANCIAL CONDITION AND LIQUIDITY - At June 30, 1999, the Company had negative working capital of $1,678,000 as compared with a positive working capital of $5,652,000 at December 31, 1998. The ratio of current assets to current liabilities at June 30, 1999 was (.9) to 1, as compared to 3.0 as of December 31, 1998. The Company's borrowings increased $11,757,000 since December 31, 1998. The acquisition of Pro Golf increased borrowings $10,570,000 through a combination of bank note payable and private investment. Contributing to the negative working capital is the temporary classification of the Comerica loan for $8,500,000 as a current liability which permanent financing will replace during the third quarter. Operations increased borrowings during this time by $1,187,000. This financed a $1,018,000 increase in trade accounts receivable.

LIQUIDITY - The seasonal nature of the Company's sales creates fluctuating cash flow due to the temporary build up of inventories in anticipation of, and receivables during, the peak seasonal period, which historically has been from February through May of each year. The Company has relied and continues to rely heavily on revolving credit facilities for its working capital requirements.

During the first six months of the year, the operating cash flow was positive by $457,000 which is due to the Pro Golf acquisition.

On February 2, 1999, the Company entered an agreement with Wells for a seasonal over advance of up to $750,000 beginning February 2, 1999. Half of the over advance, or up to $375,000, initially was due to Wells on June 1, 1999 with the other half, or up to $375,000, due to Wells on July 1, 1999. The full amount of this over advance has been extended through August 1999. The interest rate on advances outstanding on the over advance is prime plus 2%. The terms and length of the over advance loan are currently being renegotiated with the objective of providing provide more availability of funds to the Company.

-------------------------------------------------------------------------------
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
-------------------------------------------------------------------------------

On June 23, 1999 the Company, through Pro Golf International, increased its borrowings by $8,500,000 with a 75 day loan with Comerica Bank. Long-term financing is being arranged to replace this bridge loan. This was used to purchase all outstanding capital stock of Pro Golf of America, Inc., franchiser of Pro Golf(R) Discount retail golf stores. Pro Golf is the largest `golf-only' store franchiser in the world, with nearly 170 stores in the United States, Canada and the Philippines. Ajay owns over 80% of the stock of Pro Golf International, Inc. with the remaining shares held by a group of investors.

RESULT OF OPERATIONS - During the quarter ended June 30, 1999, the Company had net sales of $4,560,000, a 48% decrease compared to $8,991,000 for the same period in 1998. Outdoor furniture sales increased $707,000 primarily due to increased volume. Sales decreased $4,898,000 in the mass merchant golf segment and $240,000 in the specialty golf store segment. Sales during the second quarter of 1998 reflected $2.9 million in golf glove and golf cart sales achieved under a special program not repeated in 1999. The accessory line decreased $400,000 resulting from discontinuation of certain accessory products by two major customers. A decline is sales of $941,000 attributable to bags and the decline in sales in the specialty golf store segment were due to a market wide over stock of bags. The balance of the sales decrease is due to the general decline in golf sales.

The Company has redesigned its bag line for the 2000 season and expects this to result in increased sales. The Company also anticipates increasing its sales as a result of its acquisition of Pro Golf of America during the remainder of 1999, by additional sales to Pro Golf franchisees, additional profits due to the operations of its newly formed subsidiary Prestige Golf, Inc. and expansion of Pro Golf. Additionally, the Company is exploring acquisition candidates which will help broaden its product line, improve its cash flow, and provide it access to a broader customer base.

Gross profit for the three months ended June 30, 1999 was 11% of sales, compared to 18% for the same period of the prior year. Gross profit for the six months ended June 30, 1999 was 13% of sales compared to 18% for the same period of the prior year. The significant decrease in gross profit is due to the unfavorable absorption of fixed overheads due to the lower sales levels.

Selling, general and administrative expenses were $985,000 for the current quarter as compared to $1,178,000 for the same quarter of the prior year. On a year to date six months basis, SG&A was $1,836,000 for the current year compared to $2,206,000 in the prior year. As a percent of sales, SG&A increased from 13% for the current quarter of the prior year to 22% for the current quarter of the current year and it increased by 8 percentage points for the six months period to 21% for the current year from 13% for the prior year. The lower expenses are related to reduced volume; the higher percentage is due to the lower sales level. Subsequent to June 30, 1999, the Company began a significant expense-reduction program and anticipates implementing actions that will

-------------------------------------------------------------------------------
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
------------------------------------------------------------------------------


reduce operating expenses by up to $1,000,000 (annualized) by the end of 1999.


Interest expense declined by $40,000 during the quarter and on a year to date basis by $122,000 for the six months as compared to the prior year due to better utilization of assets.

Net loss for the quarter ended June 30, 1999 was $512,000 compared to $125,000 net income for the same quarter of the prior year. On a year to date basis, net loss is $974,000 compared to $166,000 year to date net income for the comparable prior year 6-month period.

------------------------------------------------------------------------------
 PART II.  OTHER INFORMATION
------------------------------------------------------------------------------


 Item 5. OTHER INFORMATION.

         On June 24, 1999, the Registrant announced that it has completed the previously announced purchase of all outstanding capital stock of Pro Golf of America, Inc., franchiser of Pro Golf(R) Discount retail golf stores. Pro Golf is the largest `golf-only' store franchiser in the world, with nearly 170 stores in the United States, Canada and the Philippines.

         The Pro Golf stock was acquired by Pro Golf International, Inc. ("PGI"), a Delaware corporation owned more than 80% by the Company. The Company attempted to structure the acquisition to preserve its substantial net operating loss carry forward. The purchase price for this acquisition was funded through an $8,500,000 short-term loan provided by Comerica Bank, with the remaining $2,000,000 being provided by private investors in PGI, through long-term subordinated notes and common stock. The Company is pursuing opportunities for long-term financing and expects to refinance the transaction during the third quarter of 1999.

         Pro Golf is in the business of franchising discount retail golf stores, receiving initial franchise fees from each new franchisee and ongoing royalties based on product sales by the franchised stores within its system. Pro Golf is one of the oldest and best known names in the off-course retail golf business. The Registrant intends to continue to operate this business as a separate entity and believes that Pro Golf has significant franchising growth opportunities for the future and that it will continue to generate significant cash. Further, the
         Registrant believes this acquisition will position its other golf-related operating subsidiaries to become significant suppliers of golf equipment and accessory products to the Pro Golf franchise system.

         The Registrant is pursuing golf-related e-commerce activities by combining online retailing business models of Pro Golf and the Registrant's other golf-related operating subsidiaries. Product sales resulting from online orders ultimately are expected to be fulfilled through the Registrant's Delavan, Wisconsin manufacturing and distribution center. The Registrant is intensifying its focus on e-commerce activities to combine the brand name awareness of Pro Golf with the Registrant's fulfillment capabilities.

-------------------------------------------------------------------------------
 Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------------


         A) Exhibits:

              27    Financial Data Schedule.


         B) Forms 8-K:

            The  Company  filed a Form 8-K dated June 23, 1999  reporting  under
            Item 5 that it completed its acquisition of all of the outstanding capital stock of Pro Golf of America, Inc., all of the ownership interests in PGD Online, LLC and certain accounts receivable and certain other assets of State of the Art Golf, Inc.

            The Company filed a Form 8-K dated June 29, 1999 extending the expiration date of the Registrant's publicly traded common stock warrants until June 30, 2000.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------



                                      SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 AJAY SPORTS, INC.




 By:    /s/Robert R. Hebard
       ------------------------
 Its:     Corporate Secretary





 By:    /s/Ronald N. Silberstein
       -------------------------
 Its:    Chief Financial Officer



 Date:   August  23,  1999