Form 10-Q
period 1999-09-30
AJAY SPORTS INC
filed 1999-11-22
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


 Delaware                                                  39-1644025
-------------------------------                      --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


1501 E. Wisconsin Street,
Delavan, Wisconsin   53115                                  (414)  728-5521
--------------------------------------                -------------------------
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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 9/30/99 is 4,204,871

                Transitional Small Business Disclosure Format
                              Yes        No X
                                 ----      ----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



This report contains forward-looking statements including statements containing words such as believes, anticipates, expects and the like. All statements other than statements of historical fact included in this report are forward looking statements. The Company believes that its expectations reflected in its forward looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct. Important factors including, without limitation, statements relating to planned acquisitions, development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company has acquired, disposition of any current business of the Company, and the Company's relationship with Williams Controls, Inc., a related company, could cause the Company's actual results to differ materially from those anticipated in these forward-looking statements. The Company does not intend to update the forward-looking statements contained in this report.

PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                                            AJAY SPORTS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                      (IN THOUSANDS)

                                                                September 30, 1999          December 31,
                                                                    (Unaudited)                 1998
ASSETS                                                          -------------------        ---------------
Current assets:
     Cash                                                     $            434            $             6
     Marketable  securities                                                387                        396
     Trade accounts receivable, net                                      2,914                      1,889
     Inventories                                                         4,232                      5,680
     Prepaid expenses and other                                            863                        485
                                                                --------------              -------------
                    Total current assets                                 8,830                      8,456

Fixed assets, net                                                        1,677                      1,708
Other assets                                                               213                        179
Deferred tax benefit                                                     5,741                      1,119
Goodwill                                                                 1,588                      1,621
Trademarks                                                               6,989                          -
                                                                --------------              -------------
                   Total assets                               $         25,038            $        13,083
                                                                ==============              =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable to banks                                  $          8,538            $           195
      Current portion of capital lease                                       4                          4
      Accounts payable                                                   3,770                      2,225
      Accrued expenses                                                   1,036                        380
                                                                --------------             --------------
                    Total current liabilities                           13,348                      2,804

Notes payable to affiliates - long term                                  2,087                      1,587
Notes payable to banks  -  long term                                     5,547                      5,951
Notes payable                                                            2,070                          -
                                                                --------------             --------------
                    Total  liabilities                                  23,052                     10,342

 Minority Interest in Subsidiary                                            24                          -

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares
                  outstanding at liquidation value                       1,250                      1,250
            Series C, $0.01 par value, 217,939 shares
                 outstanding at stated value                             2,179                      2,642
            Series D, $0.01 par value, 6,000,000 shares                     60                         60
      Common stock, $.01 par value 100,000,000 shares authorized,
                 4,091,091 and 3,956,815 shares outstanding, respectively   41                         40
Additional paid-in capital                                              15,527                     14,762
Accumulated deficit                                                    (17,104)                   (16,006)
Accumulated unrealized (losses) gains on securities                          9                         (7)
                                                                --------------             --------------
            Total stockholders' equity                                   1,962                      2,741
                                                                --------------             --------------
            Total liabilities and stockholders' equity        $         25,038            $        13,083
                                                                ==============             ==============






                                              AJAY SPORTS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)


                                                             Three Months                        Nine Months
                                                          Ended September 30,                 Ended September 30,
                                                        1999              1998              1999              1998
                                                        ----              ----              ----              ----

Net sales                                          $   2,684         $   4,214         $  11,507         $  20,803

Cost of sales                                          2,081             3,619             9,719            17,284
                                                   ---------         ---------         ---------         ---------
      Gross profit                                       603               595             1,788             3,519

Selling, general and                                   1,855               857             3,692             3,063
   administrative expenses                         ---------         ---------         ---------         ---------

      Operating income                                (1,252)             (262)           (1,904)              456

Non-operating expense:
      Interest expense, net                              409               263               937               913
      Other, net                                          61               100              (131)                2
                                                   ---------         ---------         ----------        ---------
      Total non-operating expense                        470               363             1,068               915
                                                   ---------         ---------         ----------        ---------
Income (loss) before income taxes                     (1,722)             (625)           (2,971)             (459)

Income tax expense (benefit)                            (603)                -              (878)                -
                                                   ---------         ---------         ----------        ---------
Net income (loss)                                  $  (1,119)        $    (625)        $  (2,093)        $    (459)
                                                   =========         =========         ==========        =========
Basic and diluted earnings per share*              $   (0.28)        $   (0.18)        $   (0.53)        $   (0.19)
                                                   =========         =========         ==========        =========
Weighted average common shares outstanding             3,957             3,920             3,957             3,892
                                                   =========         =========         ==========        =========






* Computed by dividing net income or loss, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding.




                                                        AJAY SPORTS, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (IN THOUSAN)S), (UNAUDITED)



                                                                                           Nine Months
                                                                                        Ended  September  30,
                                                                                   1999                    1998
                                                                                   ----                    ----
Cash flows from operating activities:

     Net income  (loss)                                                  $       (2,093)         $         (459)
      Adjustments to reconcile to net cash flows from
      operating activities:
           Depreciation and amortization                                            303                     273
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
           Trade accounts receivable, net                                        (1,025)                  2,237
            Inventories                                                           1,448                   1,066
            Prepaid expenses and other current assets                              (377)                   (242)
            Other assets                                                            (34)                    (81)
            Deferred tax benefits                                                (3,624)
            Accounts payable                                                      1,545                  (1,985)
            Accrued expenses                                                        656                    (172)
            Trademarks                                                           (6,989)                      -
                                                                          --------------          --------------
                   Net cash used in operating activities                        (10,190)                    637
                                                                          --------------          --------------
Cash flows from investing activities:
       Acquisitions of fixed assets                                                (234)                   (153)
                                                                          --------------          --------------
                    Net cash used in investing activities                          (234)                   (153)
                                                                          --------------          --------------
Cash flows from financing activities:
        Net change in notes payable to banks                                      7,939                  (2,513)
        Net proceeds from notes payable to  affiliates                              500                   2,315
        Net proceeds from notes payable                                           2,070                       -
        Net change from conversion of preferred stock                               303                       -
        Net change in marketable securities                                          16                    (500)
        Net change to minority interest                                              24                       -
                                                                          --------------         ---------------
                     Net cash provided by  financing activities                  10,852                    (698)
                                                                          --------------         ---------------
Net increase (decrease) in cash                                                     428                    (214)
Cash at beginning of period                                                           6                     234
                                                                          --------------         ---------------
Cash at end of period                                                    $          434         $           20
                                                                          ==============         ===============
Supplemental disclosures of cash flow information:
       Cash paid for interest                                            $          622         $          899
                                                                          ==============         ===============
       Cash paid for income tax                                                       -                       -
                                                                          ==============         ===============


1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999 and the results of operations for the three and nine-month periods ended September 30, 1999 and 1998 and the cash flows for the same nine-month periods.

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

The interim period results are not necessarily indicative of results, which may be expected for any other interim period, or for the full year. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment.

2.    INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:



                           September 30,             December 31,
                              1999                       1998

Raw Materials                $1,086                     $1,493

Work in Process               1,103                      1,052

Finished Goods                2,043                      3,135
                              -----                      -----

                             $4,232                    $ 5,680
                              =====                      =====


3.    NOTES PAYABLE TO BANKS

On February 2, 1999, the Company entered an agreement with Wells Fargo Bank for a seasonal over advance of up to $750,000 beginning February 2, 1999. The full amount of this over advance is due on December 1,1999. The interest rate on advances outstanding on the over advance is prime plus 2%.

On June 23, 1999 the Company, through a newly formed subsidiary, Pro Golf International, Inc. increased its borrowings by $8,500,000 with a 75-day bridge loan from Comerica Bank. The proceeds of this loan were used toward the purchase of 100% of the outstanding common stock of Pro Golf of America, Inc. The loan is due on the earlier of demand or March 15, 2000. The company is in the process of converting this loan into long-term financing. The Company expects the refinancing to be completed during the first quarter of 2000.

4.    SEGMENT INFORMATION

The contribution to net sales, operating income (loss) and identifiable assets of the Company's industry segments for the quarter and nine months ended September 30, 1999 and 1998 (unaudited) are as follows (in thousands):

-------------------------------------------------------------------------------------------------

                        Quarter Ended September 30, 1999
                                 GOLF
                             ----------------------
                                      Mass
                         Furniture    Merchant   Specialty   Franchise   Corporate  Consolidated
                         ---------    --------   Golf        ---------   ---------  -------------
                                                 Stores
                                                 ----------
Net Sales                   $ 260   $  1,264     $ 165       $  995      $   -      $  2,684

Operating Profit/(Loss)      (483)      (639)      (30)          45       (146)       (1,253)

Total Assets                2,137      7,822     1,623       12,854          -        24,436

Depreciation/Amortization      30         58        13            6          -           107

Capital Expenditures            0         25         -           81          -           106
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

                        Quarter Ended September 30, 1998
                                GOLF
                             ----------------------

                                      Mass       Specialty
                         Furniture    Merchant   Golf        Franchise   Corporate   Consolidated
                         ---------    --------   Stores      ---------   ---------   ------------
                                                 ---------
Net Sales                  $  285    $ 3,795     $  134      $     -     $   -       $  4,214

Operating Profit/(Loss)      (286)       211       (104)           -       (83)          (262)

Total Assets                1,875      9,879      2,042            -         -         13,797

Depreciation/Amortization      24         57         11            -         -             92

Capital Expenditures           40         38          -            -         -             78
--------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------

                      Nine Months Ended September 30, 1999
                                  GOLF
                               ----------------------

                                     Mass
                         Furniture   Merchant   Specialty    Franchise   Corporate    Consolidated
                         ---------   --------   Golf         ---------   ---------    -------------
                                                Stores
                                                ---------
Net Sales                 $ 4,425    $  5,690   $  397       $  995      $   -        $  11,507

Operating Profit/(Loss)      (71)      (1,224)    (100)          45       (554)          (1,904)

Total Assets               2,137        8,425    1,623       12,854          -           25,038

Depreciation/Amortization     84          174       39            6          -              303

Capital Expenditures          77           69        -          (12)         -              134
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

                      Nine Months Ended September 30, 1998
                                  GOLF
                               ----------------------

                                       Mass       Specialty
                         Furniture     Merchant   Golf       Franchise   Corporate    Consolidated
                         ---------     --------   Stores     ---------   ---------    ------------
                                                  ---------
Net Sales                  $ 3,235      $16,442   $  1,126   $    -      $   -        $  20,803

Operating Profit/(Loss)        (27)       1,229       (344)       -       (402)             456

Total Assets                 1,875        9,879      2,043        -          -           13,797

Depreciation/Amortization       73          167         33        -          -              273

Capital Expenditures           102           51          -       81          -              234
----------------------------------------------------------------------------------------------------


The franchise segment was added late during the second quarter of 1999 upon the completion of the acquisition of Pro Golf.


5.    DIVIDENDS

          Dividends on Series B and C Convertible Preferred Stock have not been declared for 1997, 1998 or 1999 due to unavailability of funds. Dividends are in arrears on Series B in the amount of $1,081,575 and on Series C in the amount of $762,747. Dividends are permitted to be paid under the credit agreement when sufficient funds become available.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Cautionary Statement" at the beginning of the "Notes to Consolidated Financial Statements".

FINANCIAL CONDITION - At September 30, 1999, the Company had negative working capital of $4,518,000 as compared with positive $5,652,000 at December 31, 1998. The ratio of current assets to current liabilities at September 30, 1999 was (.7) to 1, as compared to 3.0 as of December 31, 1998. The Company's borrowings increased $10,509,000 since December 31, 1998. The acquisition of Pro Golf during June, 1999 increased borrowings $10,570,000 through a combination of bank note payable and private investment. Operations reduced borrowings during this time by $61,000. Contributing to the negative working capital is the temporary classification of the Comerica loan for $8,343,000 as a current liability. The Company has temporarily extended this short-term financing arrangement while it negotiates the terms of converting it to long-term financing with the same lender. The Company expects to have the long-term financing completed during the first quarter of 2000.

The seasonal nature of the Company's sales creates fluctuating cash flow due to the temporary build up of inventories in anticipation of, and receivables during, the peak seasonal period, which historically has been from February through May of each year. The Company has relied and continues to rely heavily on revolving credit facilities for its working capital requirements. At
September 30,1999, the Company had not repaid its seasonal overadvance of $750,000 obtained from Wells Fargo Bank in February 1999. The full amount of the overadvance has been extended through December 1, 1999. During the third quarter, the Company has not been able to comply with the tangible net worth and aggregate working capital financial covenants in its credit agreement with Wells. Wells has granted a waiver to the Company relative to its non-compliance with these covenants. Wells is in the process of reviewing the covenants relative to the Company's financial position for the purpose of resetting them on or before December 1, 1999.

During the first nine months of the year, the operating cash flow was positive by $428,000, attributable to the Pro Golf acquisition.


During 1999, the Company has had fewer opportunities to supply its products to mass merchants. The loss of mass merchant customers has resulted in increased inventory levels and lower sales than anticipated. This has had a material adverse effect on the Company's liquidity position. The Company is in need of substantial additional capital. Management is considering various alternatives for raising additional capital, including the sale of equity securities, possible acquisitions and dispositions of assets, although no specific plan has been adopted at the date of this report. The Company is negotiating with a financial advisor to assist in its capital raising efforts.

The Company acquired the franchising operations of Pro Golf Discount late in the second quarter of 1999. Management effected this acquisition because it believed that the long-term potential of the franchising operations, combined with the ability of the franchise operations to provide additional avenues of distribution for the Company's products through sales to the franchise system and through Internet online distribution, would be a good strategic fit for the Company. During the second half of 1999 a substantial amount of time and financial resources were required to effect the transition, which included implementation of major revisions to the franchise offering documents and franchise agreement. Based on the strategic plan developed by the Company for expansion of the Pro Golf franchising operations and the changes made in the franchising documents the Company believes the asset value of this new subsidiary has increased substantially since completion of the acquisition. Although some positive financial benefits are expected during the fourth quarter of 1999, the Company anticipates that the positive financial benefits from the synergies which made this acquisition an attractive opportunity for the Company will increase significantly during 2000.

RESULT OF OPERATIONS - During the quarter ended September 30, 1999, the Company had net sales of $2,684,000, a 36% decrease compared to $4,214,000 for the same period in 1998. Outdoor furniture sales increased $61,000 primarily due to increased volume. Sales decreased $2,518,000 in the mass merchant golf segment and were flat in the specialty golf store segment. Sales during the third quarter of 1998 reflected $1.3 million in golf glove and golf cart sales achieved under a special program not repeated in 1999. The accessory line decreased $108,000 resulting from discontinuation of certain accessory products by two major customers. A decline in sales of $156,000 attributable to bags and the decline in sales in the specialty golf store segment were due to a market wide over stock of bags. The balance of the sales decrease is due to the general decline in golf sales being experienced throughout the industry.

The Company has redesigned its bag line for the 2000 season and expects this to result in increased sales. The Company also anticipates increasing its sales as a result of its acquisition of Pro Golf of America during the remainder of 1999, by additional sales to Pro Golf franchisees, additional profits due to the operations of its newly formed subsidiary Prestige Golf, Inc. and expansion of Pro Golf. Additionally, the Company is exploring acquisition candidates and additional private label products which will help broaden its product line, improve its cash flow, and provide it access to a broader customer base.

Gross profit for the three months ended September 30, 1999 was 22% of sales, compared to 14% for the same period of the prior year. Gross profit for the nine months ended September 30, 1999 was 15% of sales compared to 17% for the same period of the prior year. The significant increase in gross profit is due to the acquisition of Pro Golf.

Selling, general and administrative expenses were $1,855,000 for the current quarter as compared to $857,000 for the same quarter of the prior year. On a year to date nine months basis, SG&A was $3,692,000 for the current year compared to $3,063,000 in the prior year. As a percent of sales, SG&A increased from 20% for the current quarter of the prior year to 69% for the current quarter of the current year and it increased by 8 percentage points for the nine months period to 21% for the current year from 15% for the prior year. The higher expenses are related to the acquisition of Pro Golf. Subsequent to June 30, 1999, the Company began a significant expense-reduction program and anticipates implementing actions that will reduce operating expenses by up to $1,000,000 (annualized) by the end of 1999.

Interest expense increased by $146,000 during the quarter and on a year to date basis by $24,000 for the nine months as compared to the prior year due to the acquisition of Pro Golf.

Net loss for the quarter ended September 30, 1999 was $1,119,000 compared to $625,000 net loss for the same quarter of the prior year. On a year to date basis, net loss is $2,093,000 compared to $459,000 year to date net loss for the comparable prior year 9-month period.


PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION.


During October 1999 Pro Golf signed internationally known golf pro Gary player to be its corporate spokesman through, at least, December 31, 2001. An advertising campaign featuring Mr. Player is in production, targeted at both increasing retail sales in stores and helping to sell new franchises. Ajay also has a license to produce and sell certain Gary Player golf products. Pro Golf is also planning to begin providing additional services to its franchisees designed to help them increase sales and become more profitable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.


         A) Exhibits:

              27    Financial Data Schedule.


         B) Forms 8-K:

          On July 8, 1999 the Company filed a Form 8-K dated June 23, 1999 reporting under Item 2 that it completed its acquisition of all of the outstanding capital stock of Pro Golf of America, Inc., all of the ownership interests in PGD Online, LLC and certain accounts receivable and certain other assets of State of the Art Golf, Inc.

          On September 1, 1999, the Company filed a Form 8-K dated August 27, 1999 to report a change in certifying accountant under Item 4.

          On September 7, 1999, the Company filed a Form 8-K/A dated June 23, 1999 reporting financial Statements for the Pro Golf acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
   -------------------------------------
Its:     Corporate Secretary





By:    /s/Ronald N. Silberstein
   -------------------------------------
Its:    Chief Financial Officer



Date:   November  22,  1999
     -----------------------------------