Form 10-K
period 1999-12-31
AJAY SPORTS INC
filed 2000-05-01
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

Mark One


(x)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________

                         Commission File Number 0-18204

                                AJAY SPORTS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                               39-1644025
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (IRS  Employer  Identification
 Incorporation or Organization)                    No.)


       1501 E. Wisconsin Street
       Delavan, Wisconsin 53115                            (262 )728-5521
-------------------------------------             ------------------------------
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

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   The aggregate market value of the voting stock held by nonaffiliates as of April 20, 2000 was $1,623,812. The number of shares outstanding of the Registrant's $.01 par value common stock at April 20, 2000 was 4,091,091.

                       Documents Incorporated by Reference


                                      None

Ajay Sports, Inc.
Index
December 31, 1999


PART I.                                                             Page

   Item 1.  Description of Business                                   4-9

   Item 2.  Description of Property                                   9

   Item 3.  Legal Proceedings                                         9

   Item 4   Submission of Matters to a Vote of Security Holders       9

PART II.

   Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters                                  10-11

   Item 6.  Selected Financial Data                                   12

   Item 7.  Management's Discussion and Analysis                      13-15

   Item 8.  Financial Statements                                      F-1 - F-18

   Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                  15

PART III.

   Item 10  Directors and Executive Officers of the Registrant        16-17

   Item 11. Executive Compensation                                    17-18

   Item 12. Security Ownership of Certain Beneficial Owners and
                 Management                                           19-21

   Item 13. Certain Relationships and Related Transactions            21-22

PART IV.

   Item 14. Exhibits, Financial Statement Schedules, and Reports on
                 Form 10-K                                            23-26

SIGNATURE PAGE                                                        27

                                        PART I

Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company has acquired, disposition of any current business of the Company, and the Company's relationship with Williams Controls, Inc., a related company. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in this report.

Item 1.     Description of Business
            -----------------------
General
-------
   Ajay Sports, Inc. (the "Company") markets and distributes golf clubs, golf bags, golf gloves, golf accessories, hand-pulled golf carts and casual living furniture. The Company is presently one of the larger United States distributors of golf products as well as one of the nation's larger manufacturers of golf bags. The Company also owns Pro Golf Discount(R) the world's largest franchiser of "golf only" retail stores, with over 165 stores in the United States, Canada, and the Philippines.

   The Company operates the mass-market golf segment of its business through Ajay Leisure Products, Inc. ("Ajay") a wholly owned subsidiary. Leisure Life, Inc. ("Leisure Life"), another wholly owned operating subsidiary, manufactures and markets casual living furniture. Palm Springs Golf, Inc. ("Palm Springs"), another wholly owned operating subsidiary, markets golf clubs, golf bags, golf gloves, accessories and carts for distribution to the off-course pro shop markets. Prestige Golf Corp. ("Prestige"), another wholly owned subsidiary, purchases current in-line and closeout golf equipment for distribution mainly through Pro Golf Discount(R) stores and an Internet site, ProGolf.com. Pro Golf International, Inc. ("PGI"), a majority-owned subsidiary, was formed during 1999 and owns 100% of the outstanding stock of Pro Golf of America, Inc. ("PGOA") and a majority of the stock of ProGolf.com, Inc. ("PG.com"). PGOA is the franchiser of Pro Golf Discount(R) retail golf stores. ProGolf.com is a development stage company that recently began selling golf equipment and other golf-related products and services over the Internet. All references to the Company include Ajay, Leisure Life, Palm Springs, Prestige, PGI, PGOA, and PG.com unless otherwise specified.

   Ajay's products primarily are sold nationwide to large retailers such as discount stores, department stores, catalog showrooms and other mass merchandise and sports specialty outlets. The products manufactured by Ajay are sold under the Spalding(R), Palm Springs(R), Pro Classic(R), Leisure Life(R), Pro USA(R), and private label brand names. As of March 1999 the Company added the licensed name "Gary Player" for use in marketing its golf product lines. Leisure Life's furniture products are sold through independent retailers, hardware store cooperatives and larger chains of home and garden stores. Palm Springs' products are sold through off-course golf specialty shops. PGOA provides services to its franchisees in exchange for initial franchise fees and ongoing royalties based on a percentage of retail sales. The Company enhances its traditional sales and distribution methods by its recently introduced Internet sites.

   The Company was organized under Delaware law on August 18, 1988. Its administrative office is located at 7001 Orchard Lake Road, Suite 424, W. Bloomfield, MI 48322, where its telephone number is (248) 851-5651, and its executive and principal manufacturing and distribution facilities are located at 1501 E. Wisconsin Street, Delavan, Wisconsin 53115, (262) 728-5521. The Company also operates a sewing facility in Mexicali, Mexico and a manufacturing and distribution facility at 215 4th Avenue North, Baxter, TN 38544, headquarters for its Leisure Life subsidiary. Headquarters for Ajay, Palm Springs and Prestige are located at 1501 E. Wisconsin St., Delavan, WI 53115. Headquarters for PGI, PGOA and PG.com are located at 32751 Middlebelt Road, Farmington Hills, MI 48334.

Business Strategies
-------------------
   The Company's strategies are to maintain and improve its position as a leading supplier of golf clubs, golf bags, golf carts, golf accessories and leisure indoor and outdoor furniture, to improve its position as the global leader in retail golf sales at its Pro Golf Discount franchised stores, and to have a golf category-killer website for internet sales of golf equipment and related products and services. The Company believes that the following competitive strengths contribute to its position as a market leader:

   Strong Brand Recognition. Spalding(R), Palm Springs(R), Pro Classic(R), Gary Player(R), and Pro Golf Discount(R) are highly recognized names in the golf industry and the Company believes that many of its products hold strong market positions. The Company believes that its brand recognition and market position enhance the ability to sell products through various channels, including mass merchandisers, regional retailers, golf specialty and sporting good specialty retailers. From 1983 through 1998 a significant portion of the Company's revenues resulted from the sale of products manufactured and sold pursuant to a license agreement with Spalding Sports Worldwide ("Spalding"). In March 1999 the Company began an 18-month phase out of products bearing the Spalding name. This phasing out process has resulted in sharply decreased sales by the Company during 1999 because Spalding had been the Company's primary brand sold to mass merchants. As the phase-out is completed, in place of Spalding branded products, the Company will be offering its newly licensed Gary Player branded products. As a complement to the Gary Player license, PGOA has contracted with international golf legend Gary Player to be its corporate spokesperson for at least the next two years The Company is in the process of determining the primary market it will target with its Gary Player branded products. Previous sales of Spalding branded products traditionally sold to mass merchants have not been successfully transitioned to new sales of Gary Player branded products; however, in light of the Company's acquisition of the Pro Golf businesses during 1999, the Company is carefully considering the markets available for its new lines of Gary Player branded products.

   Reputation for Quality. The Company believes that the performance of its products equals or exceeds the performance of its competitors' products at each price point. To assure the quality of its products, the Company continually invests in technical design and support, and tests and monitors the performance of its products. At its own facilities, the Company relies on its skilled and experienced work force for quality control. To assure the quality of products sourced from third-party manufacturers, the Company has established and works to maintain close, long-term relationships that emphasize service, quality, reliability, loyalty and commitment. In addition, the Company maintains a sourcing presence in its largest foreign source markets to assure quality, reliability, new product ideas and a constant commercial interface. Its Pro Golf Discount(R) franchised stores have an international reputation for quality name brand and private label golf merchandise at the best prices.

   Tradition of Innovation. Throughout its history, the Company has tried to maintain a tradition of new product development. In spite of this, sales in several product categories have been declining in recent years. New bag styles, new accessories, new gloves, new golf clubs, new furniture and other new product designs for 2000 are meeting with good response from the Company's customers although, in general, sales and orders have not yet increased.

   Breadth of Product Lines. The Company offers a wide selection of golf bags, golf gloves, golf carts and golf accessories, and a growing list of outdoor and indoor casual living furniture. Through its variety of product lines, the Company offers mass merchants and regional retailers the ability to fulfill product demands and needs from a single source. The Company's product lines establish it as one of the nation's leading manufacturers of golf bags along with being a leader in the golf related accessories category. Its line of golf bags consists of approximately 25 models, which vary by size, color, type of material and related features. The line of golf related accessories consists mainly of consumable items such as tees, gloves, head covers, practice balls, spikes, golf ball retrievers, umbrellas and golf training devices. The accessory category includes approximately 100 individual items. The Company is trying to improve its sourcing channels with the goal of having broader selections of golf-related merchandise at better wholesale and retail margins. However, during 1999 and into 2000 the Company has lacked the cash availability necessary to expand its product lines.

   Golf carts, golf bags, golf gloves and related accessories historically have accounted for approximately 96% of Ajay's gross sales. Golf clubs historically through 1997 accounted for 65% of Palm Springs' sales. Since 1998, Palm Springs has emphasized bags, accessories, gloves and carts over clubs. Leisure Life's sales consist 100% of indoor and outdoor leisure furniture. With the acquisition of PGOA, franchise fees and royalties are expected to account for a significant portion of future Ajay revenues.

Growth Opportunities
--------------------
   The Company believes that its strong brand recognition, reputation for quality, tradition of innovation and breadth of product lines position it to take advantage of opportunities for future growth including:

   Increased Distribution. Through 1995, the Company's products were sold to customers primarily through mass merchants and regional retailers. With its acquisition of the business of Palm Springs in October 1995, the Company gained a new channel of distribution through off-course golf specialty shops. The Company has been unsuccessful in exploiting this new channel during 1996 through 1999 particularly in golf club sales. The Company is focusing on improving results in this channel and is trying to regain its former sales position by the year 2001, largely through increased sales of products to the Pro Golf Discount stores and to internet retailers, including PG.com.

   New Product Development. The Company believes that it is important to increase its sales of products through design improvements and modifications to existing products as well as the development and introduction of new products. The Company has continued to introduce new and redesigned products to the market. In late 1999 the Company began utilizing the expertise of outside representatives, in particular those associated with PGOA, to help redesign its golf bag line for the year 2000.

   The Company is seeking contract sewing of products that utilize the Company's existing manufacturing capabilities, specifically its cut and sew operations, with the goal of increasing sales and plant utilization during the summer and fall to offset the excess capacity created by the historical seasonality of the golf lines. Contracts received during the first quarter of 2000 have potential to meet or exceed the Company's near-term goals for cut and sew manufacturing utilization.

   Leisure Life introduced a new line of swing, rocker and stationary furniture for the 1999 sales year. This line was less expensive than its previous line of furniture and incorporated improved product performance features, design features, improved illustration based instructions, improved packaging, improved quality and several cost reduction features and thus offered better value to the end customer. New products, including a stained furniture line, have met with broad market acceptance through the first quarter of 2000.

     In spite of its increased distribution and new product development efforts, the Company experienced a contraction of its sales base during 1999. The major contributing factors to the contraction were brought on by golf industry competitive factors and the Company's poor liquidity and inability to consistently deliver product on a timely basis. Other factors that the Company believes hurt its ability to increase its customer base included the trend for customers to increase their importing of Asian golf products directly, and a relatively flat year in golf retail sales, which also resulted in excess manufacturers inventories of golf bags and additional close outs on these bags.


Sports Business
---------------
   Golf, which is the primary market for the Company's businesses other than Leisure Life, continues to be a popular form of recreation. According to the National Golf Foundation ("NGF"), a trade association, there were 3.4% less rounds of golf played in 1998 than 1997 which was up 14.6% from 1996. The pace of golf course development also continues steadily. NGF reports that 448 golf courses were opened for play in 1998 compared to 429 in 1997 marking the fourth consecutive year where openings exceeded 400. According to NGF market research, the number of U. S. golfers is approximately 26.4 million. This group consists of 78% male and 22% female and 74% are between the ages of 17 and 60. The Company believes there is a great opportunity for increased participation by females and golfers under 18 and over 60, and that there is a great opportunity for increased participation by minorities. These beliefs are based on expected increased interest by younger players, increased emphasis on women's golf and improvements in health, leisure time, increasing numbers of people moving into the over 60 group, and the success and increased visibility of minority golfers such as Tiger Woods and Notah Begay.

   Licensing. A significant portion of Ajay's revenues result from the sale of products manufactured and sold pursuant to various license agreements, the loss of which could have a material adverse effect on the Company's business.

     Since 1983, Ajay has sold golf bags, hand-pulled golf carts and a range of general sports accessories through a license agreement with Spalding. Approximately 75% of Ajay's total sales related to products sold under the Spalding license agreement during the years ended December 31, 1998 and 1997, respectively. The changing golf market combined with the high cost of Ajay maintaining the Spalding license prompted Ajay to implement a new licensing strategy. In March 1999, Ajay reached an agreement with Spalding Worldwide and began an 18-month phase out period of its Spalding licensed products and will discontinue offering Spalding branded products after September 30, 2000. As a result of this phase out, during 1999 approximately 46% of Ajay's total sales related to products sold under the Spalding license agreement. This percentage is expected to continue its decline through September 2000. Another strategic change was for Ajay to obtain rights to a new brand name focused specifically on the golf niche. In early 1999, Ajay entered into a 5-year license agreement with the Gary Player Group, Inc. to use the Gary Player name on Ajay's golf products throughout the United States.

Gary Player is one of the best-known golfers of all time. He is one of only four golfers to achieve golf's "Grand Slam" (The Masters, U. S. Open, PGA and British Open championships). In addition to his playing career, Gary Player and the organization bearing his name are involved in golf course design and other golf and charitable activities. Gary Player Design has developed over 100 championship courses throughout the world. Gary Player is regarded as the International Ambassador of Golf. His courteous demeanor and integrity have earned high respect as one of golf's greatest sportsmen and gentlemen. The combination of Gary Player's success in golf tournaments worldwide, his personal integrity and the universal feeling that he represents everything good about the game of golf has caused the Gary Player name to become one of the strongest brands in golf. The Company plans to capitalize on this brand awareness in its future product development and is working toward developing the Gary Player brand for marketing products. In October 1999, PGOA contracted with Gary Player for him to be Pro Golf's international spokesman through at least December 31, 2001. Gary now wears the "Pro Golf" name on his golf outerwear and appears in much of the Pro Golf advertising.

     During 1999, Ajay not only began shifting its primary branded products away from Spalding and toward the Gary Player name, it also sought to move toward less dependence on the mass merchant markets and more on off golf course specialty stores, including the Pro Golf Discount franchised stores. Sales decreased for 1999, reflecting not only the transition in product branding but also the Company's tight cash flow position which affected Ajay's ability to source and manufacture products at a level which would ease the transition.

   Manufacturing and Design. While the Company is now importing much of the product it sells, some preliminary production of Ajay's golf bags is undertaken at its Delavan, Wisconsin facility, where raw materials are fabricated in preparation for sewing and assembly at its Mexicali, Mexico facility. In addition, Ajay supplements in-house production through utilization of subcontractors to produce products according to its specifications. Final manufacturing, assembly and distribution for Ajay and Palm Springs products occur at facilities located in Delavan, Wisconsin. Prestige products are also warehoused in and shipped from Delavan.

   Design features, such as color, decals, specialized components and decorative accessories often determine whether a golf product model is successful. In order to attract and retain consumers the Company updates and refines these design features on a continuous basis, both in-house and in conjunction with its foreign suppliers. The Company has also introduced a program for its customers whereby it designs packaging to fit with its customer's image and private label names. This new program has received favorable response so far, although new sales have been slow.

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

   Marketing and Distribution. Ajay's product lines traditionally have been distributed primarily through discount stores, department stores, catalog stores and other mass merchandise outlets. The Company also sells through most major chain retailers and off-course golf specialty shops. The Company's largest customer is Wal-Mart, which accounted for approximately 25% of the Company's sales in 1999. The second largest customer accounted for 7% of the Company's sales. The loss of these accounts would have a material adverse effect on the Company's results. The Company believes its relationship with these customers is good.

   Except for certain major accounts, manufacturers' representatives working on a commission basis service many of Ajay's accounts. Ajay services its major accounts through a combination of manufacturers' representatives and its own in-house sales force. Palm Springs and Prestige service their customers through their in-house and regional sales representatives. As a result of the reduced sales and poor liquidity at the Company during 1999, its sales force has been scaled back both in-house and with outside representatives. Management is currently reviewing its needs in these areas and devising a plan for moving forward during 2000 and 2001 to increase sales and broaden the Company customer base. The Company's management regularly consults with major customers to discuss merchandising plans and programs, anticipated needs and product development. PGOA services its franchisees through its in-house support staff, and its staff is constantly attending trade shows and speaking with outside vendors to keep in the forefront of golf and retail innovation and technology.

   The Company believes that Ajay, Palm Springs, Leisure Life and PGOA have good name recognition in the industry and attempts to expand that recognition through participation in trade shows, advertising in trade publications and supplying literature and catalogs to the retail trade and consumers. PGOA's franchisees spend approximately $10,000,000 annually on local and national advertising, which helps expand recognition of the Pro Golf brand name. PG.com intends to supplement this advertising with substantial advertising of its own beginning in the latter half of 2000.

Leisure Furniture Business
--------------------------
   Demographic changes have driven a shift for the last ten years toward a casual living lifestyle. This is evidenced by the proliferation of decks, patios, and sunrooms. Americans are spending more of their leisure time in a relaxed casual manner. This has led to a need for more leisure time furniture.

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

   Leisure Life's furniture is constructed of a high-grade pine, which is pressure-treated and kiln-dried to prevent deterioration, warping, and bending and to withstand varying climate conditions. The seating products utilize a patented suspension seating system that permits simple adjustment to accommodate users of different heights and weights. This system also incorporates an ergonomically designed sling and deep cushion seating to provide lower back support. Management believes that its seating products are superior in comfort to any other leisure furniture seating. A patented suspension system is used on swings, rocking chairs, stationary chairs, love seats, and couches.

   In addition to the seating products, Leisure Life also manufactures cocktail and end tables, a bench, canopies, A-frames, potting tables, shelving and bookcases as a coordinated line of leisure furniture. Management believes that a coordinated casual wood furniture line can be marketed for indoor as well as outdoor use.

   Manufacturing. The pressure treated pine purchased by Leisure Life is planed, cut, drilled, and sanded in the Baxter, Tennessee facility to form product components. Small portions of the wood pieces are purchased pre-manufactured. Fabric for pillows, cushions, slings and canopies are cut and sewn in-house and by third party subcontractors for final assembly in the Baxter, Tennessee facility. Furniture items are packaged in kits containing the wood frame pieces, slings, pillows, and necessary hardware, requiring the customer to assemble the final product.

   Marketing and Distribution. Currently, Leisure life supplies nearly 3,500 storefronts worldwide and supplies to 20 distributors in various countries around the world. Large chains such as Wal-Mart, Sam's, Lowes, Meijers and Price Costco represent 29% of Leisure Life's customer storefront base and 50% of its sales. Independent nurseries, hardware stores, pool and patio shops, home centers, department stores, mail order catalogs and casual furniture stores, along with their respective co-op's and specialty distributors carry Leisure Life swings, swing sets, seating and rockers. Export distribution also continues to grow. Wood furniture, as an outdoor category, represents a greater portion of sales in Great Britain, Europe, Japan, Korea, and the Far East than in the U. S. market. Pressure treated Southern Yellow Pine is very competitive with Teak, Mahogany, or any other solid wood outdoor furniture.

Inventories and Backlog
-----------------------
   Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders to be significant to its business. Because of rapid delivery requirements of its customers, the Company maintains significant quantities of finished goods inventories to provide acceptable service levels to its customers. Inventory turnover in mass-market products is lower than for furniture and reflects maintenance of high service standards for its mass-market customer base and the shorter manufacturing time cycle for furniture products.

   The Company's products tend to be very seasonal in nature. Shipments from February to May, historically have been significantly higher than the rest of the year, due to the nature of the golf and furniture businesses. Management expects that the indoor leisure furniture line including shelving being developed will have higher shipments in the fall. To reflect the seasonality of the business, inventories will tend to be higher from November to May.

Competition
-----------
   The market in which the Company does business, while very fragmented, is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names, as well as new companies with popular products. New product introductions and/or price reductions by competitors continue to generate increased market competition. While the Company believes that its products, its marketing efforts, and its franchised stores will continue to be competitive, there can be no assurance that successful marketing efforts by competitors will not negatively impact the Company's future revenues. Additionally, the Company faces much competition from other internet companies which sell golf equipment and services similar to those PG.com will be offering, and at the present time the Company believes that online sales of golf equipment is not a material percentage of total golf sales.

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

   Palm Springs competes for specialty golf store retail space with over 50 competitors. Retail golf specialty stores carry many lines. The premium brands are represented by names such as Callaway, Ping, Taylor - Made, Cleveland, Tommy Armour, and Orlimar. Other competitors are Datrek, Belding, Burton, Sun Mountain, Ogio, Izzo, Miller, and Gold Eagle. Palm Springs offers a line of high quality and feature filled products which sell at moderate price levels and offer consumers high value to price ratios. Palm Springs also has begun distributing bags under Pro Golf's trademark names of Excalibur and Unique to the Pro Golf Discount franchised stores.

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

Patents and Trademarks
----------------------
   Ajay, Leisure Life, Palm Springs, and PGOA own several patents and trademarks and have proprietary knowledge relating to their product lines. Management does not believe that the loss of any of its patents would have a material adverse effect on its businesses.

Employees
---------
   As of March 28, 2000, the Company had a total of 198 employees: 50 employees at the Delavan, Wisconsin facility, 98 employees at the Mexicali, Mexico facility, 30 employees at the Baxter, Tennessee facility, and 20 employees at its Farmington Hills, Michigan office. The Company considers its current relations with its employees to be good.

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

   Leisure Life owns its manufacturing, assembly, and warehouse facility in Baxter, Tennessee, which consists of approximately 40,000 square feet of manufacturing and warehousing space, located on 2.8 acres. The property carries a mortgage in the amount of $172,800.

   PGOA leases approximately 8,000 square feet of office space in Farmington Hills, Michigan under an operating lease with its former owners. The lease is a 36-month operating lease that expires on March 31, 2002, with one option to renew for an additional five years. In March 2000, PGOA leased an additional 3,150 square feet of adjacent space, which it intends to sublease to an affiliated company. PGOA has an option, exercisable between April 2, 2000 and March 31, 2002, to purchase the building at fair market value.

   These facilities adequately meet the Company's production capacity requirements. The Company, on average, utilizes approximately 60% of its facility square footage. In order to avoid periodic total plant shutdowns, the Company adjusts its product production schedules to maintain sufficient inventory levels and to maintain a full work force. The Company also attempts to enter into short-term leases for unused space in its Delavan, Wisconsin facility.

Item 3.     Legal Proceedings
            -----------------
   The Company is involved in various legal proceedings that are normal to its businesses, including product liability and workers' compensation claims. As a result of its tight cash flow, the Company is late on payments due to several of its vendors and is involved in various collection actions against it and may face additional actions of this type. The Company believes that none of this litigation is likely to have a material adverse effect on its financial condition or operations. The Company faces the risk of exposure to product liability claims if consumers using the Company's products are injured in connection with their use. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. Based on historical experience, Ajay, Leisure Life, Palm Springs, Prestige, PGOA and PG.com have product liability insurance coverage, which the Company believes is adequate.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
   There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------
Market Information
------------------
   The Company's Common Stock and Units were traded on the Nasdaq Small Cap Market until September 4, 1998 at which time these securities were delisted and began to trade on the OTC Bulletin Board (the "OTCBB"). The Company's Series C 10% cumulative convertible preferred stock also trades on the OTCBB. At the same time the Company's common stock and units were delisted from the Nasdaq Smallcap Market, the company's warrants were also delisted. No trading information exists for the warrants. The following table sets forth the range of high and low trade prices for the last two years. Historic prices have been converted to give effect to a reverse 1:6 common stock split effective August 14, 1998.

                                   TRADE PRICES
COMMON STOCK
1998                            HIGH         LOW
----                            ----         ----
First Quarter                 $ 1.50       $  .78
Second Quarter                $ 2.28       $  .78
Third Quarter                 $ 3.78       $  .75
Fourth Quarter                $ 1.03       $  .34

1999
First Quarter                 $ 1.06       $  .69
Second Quarter                $ 2.63       $  .69
Third Quarter                 $ 2.06       $  .81
Fourth Quarter                $  .94       $  .47

UNITS
1998
First Quarter                    N/A          N/A
Second Quarter                $ 3.78       $  3.78
Third Quarter                 $18.78       $  8.28
Fourth Quarter                   N/A          N/A

1999
First Quarter                    N/A          N/A
Second Quarter                   N/A          N/A
Third Quarter                    N/A          N/A
Fourth Quarter                   N/A          N/A


SERIES C PREFERRED STOCK
1998
First Quarter                 $ 4.00       $ 2.38
Second Quarter                $ 4.75       $ 3.25
Third Quarter                 $ 6.13       $ 2.75
Fourth Quarter                $ 3.00       $ 2.25

1999
First Quarter                 $ 3.00       $ 2.00
Second Quarter                $ 5.88       $ 2.00
Third Quarter                 $ 5.00       $ 2.50
Fourth Quarter                $ 3.13       $ 1.50

Holders
-------
   The number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company's transfer agent, as of December 31, 1999 are as follows:

                                    Common Stock        369
                                    Preferred C           9
                                    Warrant A            66

   Based on a street name shareholder listing, the Company believes that its round lot common shareholders total approximately 900.

Dividends
---------
   Holders of shares of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available. The Company has not paid any dividends on its Common Stock and intends to retain future earnings to finance the development and expansion of its business. The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, bank credit agreement restrictions and the financial condition of the Company.

     Holders of the Company's Series B Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of 8% based on a stated value of $100 per Series B share, or $8 per Series B share per year.


   Holders of the Company's Series C Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of $1.00 per share. Due to a shortage of operating funds to run the business, dividends have not been paid since January 1997. Until the Company has cash available for dividends, it does not anticipate declaring or paying dividends on its Series C preferred stock.

Item 6.          Selected Financial Data
                 ------------------------


                The following table presents summary historical consolidated financial data derived from audited financial statements of the Company (in thousands, except per share amounts).


                                          Year   Ended     December    31,
Statement of Operations:            1999      1998      1997     1996     1995
                                  -------- ---------  --------  ------- --------
Net sales                        $14,340  $22,925    $30,330   $24,341  $18,728
Cost of sales                     12,790   19,477     26,585    20,759   15,291
                                 -------- ---------  --------  ------- --------
Gross profit                       1,550    3,448      3,745     3,582    3,437

Selling, general and
   administrative expenses         4,866    3,868      5,837     5,067    3,247
                                 -------- ---------  --------  -------- -------

Operating income (loss)           (3,316)    (420)    (2,092)   (1,485)     190

Nonoperating income (expense):
   Interest expense - net         (1,625)  (1,139)    (1,280)   (1,103)    (801)
   Other, net                        638       84       (144)      (38)    ( 41)
Minority interest in (loss)
of subsidiary                          6        -          -         -        -

Income (loss) from operations before
   income taxes                   (4,297)  (1,475)    (3,516)   (2,626)    (652)

   Income tax expense (benefit)   (1,833)       -          -      (893)
                                 -------- ---------  ---------  -------- -------
Net (loss)                       $(2,464) $(1,475)   $(3,516)  $(1,733)  $ (444)
                                 ======== =========  =========  ======== =======


Net (loss) per common share @    $  (.70) $ (0.47)   $ (1.01)  $(0.55)   $(0.18)
                                 ======== =========  =========  ======== =======


Weighted average common and common
   stock equivalent shares
outstanding @                      4,013    3,909      3,879      3,874   3,787
                                 ======== =========  =========  ======== =======
Cash dividends per common share        -        -          -          -       -

                                                 December 31,
Balance sheet data:                 1999     1998     1997      1996      1995
                                 -----------------------------------------------
Working capital                  $ 1,707   $ 5,652   $ 8,200   $ 3,348  $ 6,323
Total assets                     $25,733   $13,083   $16,614   $18,495  $ 8,486
Long term debt                   $18,043   $ 7,538   $ 3,229   $ 5,196  $ 5,111



@ Current and prior years restated to reflect result of reverse 1 for 6 common stock split effective August 14, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
            ---------------------------------------------------------------
Results of Operations
---------------------
Net Sales

     Net sales in 1999 were $14.3 million, a decrease of $8.6 million, or 38% when compared to 1998 sales. The sales decrease in the golf product line was $9.5 million or a 50% decrease. Mass market golf sales declined $11.6 million and sales to specialty golf stores decreased by $0.6 million. Revenues of PGOA, which include franchise fees, royalties, and other income for the six month period from the date of acquisition through December 31, 1999 accounted for $1.7 million of the $14.3 million total, or 11.8%. Furniture sales increased $0.9 million or 25.9%. Lower sales in the mass-merchant channel represent fewer sales to existing customers as a result of a weak market during the second half of 1999 and the mass-merchants continuing to increase the amount of product they were importing directly from Asia. The Company believes sales were further decreased because it is phasing out sales of Spalding branded products and will discontinue these products after September 30, 2000. These sales reductions caused negative cash flow, which delayed the start up of new commitments for 2000 and reduced the volume of sales of new lines. Sales to specialty golf stores were off due to excesses of golf bag inventories resulting in large volumes of closeouts and contraction of the Company's sales force. Furniture sales increased due to expansion of Leisure Life's product line and customer base. Historically, mass-market sales have been Ajay's core business.

   Sales in 1998 were $22.9 million, a decrease of $7.4 million or 24% compared to 1997. The sales decrease in the golf product line was $6.8 million or a 26% decrease. Mass-market golf sales declined $3.7 million and sales to specialty golf stores decreased by $3.1 million. Furniture sales decreased due to weak economic conditions in Asia and competition from foreign imports.

Gross Margin

   The Company's 1999 gross margin decreased 56% to $1,550,000 compared to $3,448,000 for the 1998 year. Gross margin as a percent of sales decreased to 10.8% as compared to 15.0% of sales for 1998. The gross profit amount decrease of 56% was a result of a sales volume decrease of 38%, which caused manufacturing overhead allocated to inventory to rise on a percentage basis. The Company's poor liquidity also caused higher product costs including product substitutions and additional freight charges for rush deliveries.

   The  Company's  1998 gross  margin  decreased  8% to  $3,448,000  compared to
$3,582,000 for the 1997 year. Gross margin as a percent of sales declined to 12.3% as compared to 14.7% of sales for 1997. Contributing to this decline were three factors. The first was the lack of sufficient operating liquidity during 1998, which resulted in increased costs in manufacturing, logistics and product substitutions. The second factor was the poor performance of Palm Springs' golf club product line in the marketplace. The final factor was the closing of the
Palm Springs facility in California and consolidating it into Delavan, Wisconsin. These factors reduced gross profit margin by approximately 2.0%, 1.6% and 0.7% respectively.

Selling, General and Administrative Expenses

   SG&A for 1999 was $4.9 million and 33.9% of sales compared to $3.9 million and 16.9% of sales for 1998. The large percentage increase was caused by reduced sales. During the second half of 1999, the Company began a cost reduction program designed to bring costs in line with the reduced sales levels. The Company is still working to reduce certain expenses, including rent for parts of its Delavan WI facility which are not fully utilized, insurance, and labor costs.

   During 1998, consolidating Palm Springs into the Delavan operation saved $1.2 million. A further reduction of $570,000 in mass-market golf resulted from sales volume decreases, a reduction in the work force and efficiency improvements.

   As a percent of sales, SG&A was 19.2% for 1997, an increase of $770,000 or 15.2% compared to 1996. The largest contributor to increased expenses was the legal, accounting and other costs associated with refinancing the Company, which contributed nearly one percent to SG&A.

Interest Expense

     Interest expense for 1999 was $1,625,000, an increase of $486,000 from 1998 total of $1,139,000 . The increase resulted from lower sales and additional borrowings to meet working capital needs. Interest expense was $1,280,000 for 1997.

Income Taxes

   The Company had no income tax liability during the years ended December 31, 1999, 1998 and 1997.

Financial Condition
-------------------
   At December 31, 1999, the Company had working capital of $1,707,000, compared with $5,652,000 at December 31, 1998. This $3,945,000 decrease resulted from lower inventories and increased receivables and payables as a result of lower sales levels during 1999, the Prestige Golf billing activities for major golf suppliers of Pro Golf Discount franchised stores, and poor cash flow which caused the Company to be past due with some of its vendors. The ratio of current assets to current liabilities at December 31, 1999 was 1.24 compared to 3.0 at December 31, 1998.

   Inventories at December 31, 1999 were $4.0 million compared to $5.7 million at December 31, 1998. Trade accounts receivable were $3.2 million at December 31, 1999 compared to $1.9 million at December 31, 1998.

   At December 31, 1999 and 1998, net fixed assets were $1,693,000 and $1,708,000, respectively. The decrease reflects depreciation in excess of capital expenditures.

Capital Resources
-----------------
   The Company expended $281,000 in 1999 for capital expenditures, with $57,000 of that total used for golf bag and accessory operations and the remainder allocated to the Pro Golf group of companies for office equipment and start-up equipment and software development costs of ProGolf.com.

Liquidity
---------
     Cash flow from operations for 1999 was negative by $725,000. The negative operating cash flow was primarily caused by reductions in sales. The Company expects that cash flow from operations will continue to be poor throughout the first half of 2000.

   The Company's liquidity varies with the seasonality of its business, which, in turn, influences its financing requirements. The seasonal nature of the Company's sales creates fluctuating cash flow, due to the temporary build-up of inventories in anticipation of, and receivables during, the peak seasonal period that historically has been from February through May of each year. The Company has relied on Williams and bank revolving credit facilities in the past and continues to rely heavily on revolving credit facilities and loans from related parties and affiliated companies for its working capital requirements.

   On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, National Association ("Wells") to separate its credit facility from that of Williams Controls, Inc. and its subsidiaries ("Williams"). The credit facility as restructured provides for maximum borrowing capacity of $10,025,000, consisting of a revolving credit facility of up to $9,500,000 and a term loan of $525,000. As a result of this transaction, the Company no longer has joint and several liabilities, cross collateral agreements or guarantees with Williams with respect to Williams' Wells Fargo facility. The interest rate is prime plus 1% on the revolver and prime plus 1.5% on the term loan. The Company has a temporary credit line in the amount of $750,000, which may became a permanent loan as of May 15, 2000 with availability subject to a percentage of the fair market value of the underlying collateral. The Company presently needs additional capital, and is in the process of raising it through private sales of securities of PGI and PG.com; with the goal of effecting a public offering of PG.com stock in late 2000 or at the earliest possible time it obtains a commitment from an underwriter to take ProGolf.com public.

     In connection with the restructuring of the Wells Fargo Bank credit facility, the Company entered into an agreement in June 1998 with Williams under which Williams advanced $2,000,000 in cash and securities. As a result of these additional investments plus Williams' assumption of certain liabilities and potential additional payments to the bank, the debt and equity investments could reach $8,650,000 with an initial 3-year effective annual cost of 8.75% inclusive of interest, dividends and fees. On June 30, 1998, Williams converted $5,000,000 of this debt into 6,000,000 shares of a newly created series of preferred stock of the Company, the series D cumulative convertible non-voting preferred stock. Series D is convertible into 3,333,333 shares of the Company's common stock. No dividends are accrued or payable on the Series D preferred stock through July 31, 2001. Beginning August 1, 2001, he dividend on this series of preferred stock will be 17% and will increase to 24% on August 1, 2002. Rather than pay these significant dividends, the Company's plan is to raise additional capital and redeem the Series D preferred stock. The Company delivered a promissory note to Williams for the unconverted portion of the debt. This note is secured by a lien on the Company's assets, which is junior to the liens held by the Company's bank lenders. This note accrues interest at the rate of 16% per annum, which interest will become due and payable on December 31, 2000 with all remaining principal and interest due at maturity on August 1, 2001. The Company has also committed to pay Williams an annual administrative fee of $90,000 and annual management fees of $80,000 for sourcing products overseas. Williams continues to own 686,274 shares of the Company's common stock, representing approximately 16% of the outstanding common stock of the Company. Williams also holds options to purchase an additional 1,851,813 shares of common stock, and continues to have rights, which were negotiated in 1994, to utilize for a fair market fee, excess floor space and related resources in the Company's manufacturing facilities in Wisconsin and Mexico.

   The combination of the Wells and Williams refinancing agreements resulted in a short-term improved working capital position, which enabled the Company to pay down past due accounts payable and temporarily increased liquidity, providing the Company with additional availability under its bank credit facility. However, continued operating losses negatively affected the Company's liquidity during 1999 and the Company has experienced severe cash shortfalls, which have caused it to miss delivery dates and subsequently lose sales in 1999 and into 2000. This trend is expected to continue in the short-term.

   During late 1999 and into 2000, the Company began selling equity in PGI in a private placement offering and entered into an agreement to acquire developed and undeveloped real estate for existing and planned golf-related activities, including golf domes with retail stores inside. As of April 14, 2000, the Company had committed to issue 138,750 shares of PGI stock at $60 per share, which represents 12.18% of the total shares of PGI stock outstanding at that date. Of the new shares committed to, $375,000 cash had been received with signed subscription documents, $870,000 was a conversion of subordinated debt into common stock, and the remaining $7,080,000 a combination of equity securities and golf-related real property.

     The Company anticipates significant additional cash flows resulting from the debt conversions and the rents and fees to be received from the golf properties during the initial twelve-month period beginning July 1, 2000. These revenues are expected to increase in the future after the start-up period is over. Additionally, the dome and retail store combination is planned as the new PGOA franchise of the future and could substantially increase revenues and cash flow of the Company's PGOA operations.

     The Company also began an offering of PG.com common stock at $2.50 per share in during April 2000 to raise up to $12,500,000 in gross offering proceeds. If the maximum offering is sold, the shares sold in this offering will represent approximately 33% of the total PG.com common shares outstanding after the offering. Proceeds from these private placements will be used for working capital, acquisitions, and growth.

Year 2000 Compliance
--------------------
   State of Readiness. During the past two years, the Company was actively involved in finding and correcting Y2K problems within its information technology structure. The Company's main computing system, an IBM AS/400, is certified by IBM to be Y2K compliant. The Company's proprietary software that runs on the AS/400 is Y2K compliant.

     Personal computers were evaluated using a software tool provided by IBM. This evaluation phase was completed during 1999. Internal systems and equipment that depend upon embedded microchips were certified to be Y2K compliant.

   The Company contacted all of its suppliers to determine their Y2K status. A majority responded positively, and alternate sources were found where needed. The Company experienced no significant problems with the Y2K year change issue and does not anticipate any major problems internally or with any of its suppliers going forward.

   Costs.The Company hired a full-time programmer/analyst in February 1998, to help with the Y2K conversion. The Company upgraded its EDI translation software to accommodate the EDI Y2K solution, Version 4010. The Company's Y2K costs related to information technology that were beyond the scope of normal operations were not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
   The Company holds only one market risk instrument. This is common stock classified as marketable securities and carried as a current asset in the amount of $348,000 as of December 31, 1999. This stock is subject to equity price risk. The full carrying value represents the market value of 166,719 shares of Williams Controls, Inc. common stock valued at $2.08 per share, which is the last trade for 1999. This stock is traded on the Nasdaq national market. The shares were received as part of the restructuring agreement with Williams dated June 30, 1998. These shares have been pledged to Wells Fargo as collateral for the Company's loans. High and low closing prices per share for 1999 were $3.25 and $2.00 respectively. Between January 1, 2000 and March 31, 2000 the lowest closing price for these shares has been $2.00 per share.

Item 8.     Financial Statements
            --------------------
   Financial statements are attached hereto following Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            ----------------------------------------------------------------
   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the registrant
         --------------------------------------------------

   The Registrant's directors and executive officers as of April 13, 2000 are as follows:



                             Positions and
Name                   Age   Offices with                        Date first
                             Company                             Elected
-------------------    ---   ------------------------------      -----------
Anthony B. Cashen      64    Director                               1993

Robert R. Hebard       47    Director & Corporate Secretary         1989

Thomas W. Itin         65    Chairman, CEO & President              1993

Ronald N.              43    Chief Financial Officer and            1999
Silberstein                  Chief Administrative Officer



Anthony B. Cashen. Mr. Cashen has served as a director of the Company since 1993. For more than the past five years until his retirement in December 1999, Mr. Cashen has served as a managing partner or senior partner of LAI Ward Howell, a publicly held management consulting and executive recruiting firm located in New York City. He has served as Secretary, Treasurer and Director of LBO Capital Corp., a publicly held company, since its inception. He currently serves as a Director of Immucell Corp., and Williams Controls, Inc., both publicly held companies. Previously, Mr. Cashen had been an officer and principal of the investment firms A. G. Becker, Inc. and Donaldson, Lufkin and Jenrette, Inc. He received an MBA from the Johnson Graduate School of Management at Cornell University, and a Bachelor of Science degree from Cornell University.

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

Thomas W. Itin. Mr. Itin was elected Chairman of the Board and President of the Company in June of 1993, and is the Company's largest single stockholder. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He has also served as Chairman of the Board and Chief Executive Officer of Williams since March 1989 and also as President and Treasurer since June 1993. Mr. itin serves on the Cornell University Council and is Chariman of the Technology Transfer Committee. He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management. Mr Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. He received a Bachelor of Science degree from Cornell University and an MBA from New York University.

Ronald N. Silberstein has been Chief Financial Officer of the Company since August 1999. Mr. Silberstein is a Certified Public Accountant and, prior to joining the Company, was a partner in the CPA firm of Hirsch Silberstein & Subelsky, P.C., a firm that he co-founded in 1993, where he consulted with public and private companies on accounting, tax, and operational issues. Mr. Silberstein was the partner in charge of the audit when Hirsch Silberstein & Subelsky, P.C. acted as the Company's independent auditors. Prior to 1993, Mr. Silberstein was a partner in a local Michigan CPA firm. From 1979 to 1988, he was a staff accountant with various CPA firms in Southeast Michigan, including the Detroit office of Ernst & Young. He received a Bachelor of Business Administration degree from the University of Michigan in 1979.

There are no family relationships between any director or executive officer.

Item 11. Executive Compensation
         ----------------------
Summary of Cash and Certain Other Compensation
----------------------------------------------
The following table shows, for the years ending December 31, 1999, 1998 and 1997, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation from all capacities in which they serve:

                               Summary Compensation Table

--------------------------------------------------------------------------------

                                               Annual            Long-Term
                                            Compensation        Compensation
                                                                 Securities
Name and Principal Position       Year         Salary            Underlying
                                                             Options (# Shares)
--------------------------------------------------------------------------------
Thomas W. Itin                    1999         $ 1 (1)                -
Director and Principal            1998         $ 1 (1)                -
Executive Officer of the          1997         $ 1 (1)                -
Company, and Director and
Principal Executive Officer of
Ajay Leisure Products, Inc.
--------------------------------------------------------------------------------

Ronald N. Silberstein
Chief Financial Officer and     1999     $50,884 (2)             50,000
Chief Administrative Officer
of the Company                  1998     N/A

                                1997     N/A
--------------------------------------------------------------------------------

Clarence H. Yahn                  1999        $ 76,154 (3)           -
Director of the Company and       1998        $120,000               -
President of Ajay Leisure         1997        $117,502               -
Products
--------------------------------------------------------------------------------

(1) See "Employment contracts" below.

(2) Mr. Silberstein joined the Company on August 1, 1999. His annual base salary is $126,000.

(3) Mr. Yahn left employment with the Company and his position on the Board of Directors effective July 31, 1999.


Options/SAR Grants
------------------
During 1999, no options or SARs were granted to the executive officers named in the Summary Compensation Table other than Mr. Silberstein's.

Aggregated Option Exercises and Fiscal Year End Option Value

The table below summarizes options, the number of securities underlying unexercised stock options at December 31, 1999 which are held by the executive officers listed in the Summary Compensation Table. No options were exercised during the year and at year-end none were in-the-money.


         Aggregated Option Exercises in 1999 and December 31, 1999 Option Values

                     ------------------------------------------------

                                  Number of Securities Underlying
                                  Unexercised Options / FY - End (#)
                                  ------------------------------------
                     Name              Exercisable       Unexercisable
                     ------------------------------------------------
                     Thomas  W.  Itin      0                   0
                     CEO
                     ------------------------------------------------
                     Ronald N.             0              50,000
                     Silberstein
                     CFO/CAO
                     ------------------------------------------------

The Company does not have any restricted stock, long-term incentive, defined benefit or pension plans.

Compensation of Directors
-------------------------
Directors are not paid a fee for attending regular Board of Directors meetings. However, they are reimbursed for expenses incurred in attending such board meetings.

Under the 1994 Stock Option Plan, the non-employee directors who are members of the Compensation Committee are to receive grants of 834 non-statutory stock options under the plan at each Annual Meeting. There were no grants during 1999 to members of the Compensation Committee because an Annual Meeting was not held.

Employment Contracts
--------------------
The Company has an employment arrangement with Mr. Itin under which he served as the President and Chief Executive Officer of the Company at a salary of $1 per year from 1994 through 1999. Mr. Itin has no obligation to continue this arrangement although he has not given the Company any notice of intent to change the arrangement in the near term.


Item 12          Security Ownership of Certain Beneficial Owners and Management
-------          --------------------------------------------------------------

The table below sets forth, as of March 29, 2000, the number of shares of Common Stock beneficially owned by each director and executive officer (named in the Summary Compensation Table) of the Company individually, all such executive officers and directors as a group, and each beneficial owner of more than five percent of the Common Stock. The following stockholders have sole voting and investment power with respect to their holdings unless otherwise footnoted.


Name and Address               Number of Shares Beneficially    Percentage of Class
                               Owned                            (1)
----------------               ------------------------------   --------------------
Thomas W. Itin                          2,758,197 (2)(3)(5)            50.8%
7001 Orchard Lake Road,                            (6)(9)
Suite 424
West Bloomfield, MI 48322

Williams Controls Industries,           5,871,420 (4)                  64.2%
Inc.
14100 SW 72nd Avenue
Portland, OR 97224

TICO                                    1,990,747 (5)                  38.9%
7001 Orchard Lake Road,
Suite 424
West Bloomfield, MI 48322

Acrodyne Profit Sharing Trust            462,246 (6)                   10.9%
7001 Orchard Lake Road,
Suite 424
West Bloomfield, MI 48322

Robert R. Hebard                           6,666 (7)                    0.2%
7001 Orchard Lake Road,
Suite 424
West Bloomfield, MI 48322

Enercorp, Inc.                           315,634 (8)                    8.0%
7001 Orchard Lake Road,
Suite 424
West Bloomfield, MI 48322

LBO Capital Corp.                        280,001 (9)                    7.0%
7001 Orchard Lake Road,
Suite 424
West Bloomfield, MI 48322


Ronald N. Silberstein                    53,350 (10)                    0.7%
7001 Orchard Lake Road,
Suite 424
West Bloomfield, MI  48322

Anthony B. Cashen                         4,778 (11)                    0.1%
101  Old Ox Rd.
Ghent, NY 12075


All executive officers and            2,822,587 (2)(3)(7)              54.2%
directors                                       (10)(11)
as a group
(5 persons)

1) Where persons listed on this table have the right to acquire additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 31, 2000, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 4,091,091 shares outstanding.

(2) Mr. Itin may be deemed to be a "control person" of the Company. Includes Common Stock and shares of Common Stock issuable upon the exercise of presently exercisable warrants and the conversion of presently convertible Preferred Stock beneficially owned by Mr. Itin's spouse and affiliates of Mr. Itin as follows:



Entity                                       Shares   Description
------                                       ------   ------------
TICO                                          833,340 Common Stock
First Equity Corporation                       25,203 Common Stock
Acrodyne Profit Sharing Trust                 462,246 Common Stock and warrants
LBO Capital Corp.                             280,001 Common Stock and warrants
                                              -------
                                            1,600,790

TICO (12,500 shares of Series
B preferred stock convertible                         Series "B" Preferred
at one share for 92.5926                    1,157,407 Stock conversion
shares of Common Stock)                     ---------
                                            2,758,197


     Mr. Itin disclaims beneficial ownership in the securities owned by LBO Capital Corp. and First Equity Corporation in excess of his pecuniary interest. Mr. Itin's spouse owns an 80% equity interest in First Equity Corp., and Mr. Itin owns 57% of the outstanding common stock of LBO Capital Corp., a company with its common stock registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Itin is also Chairman of the Board and President of LBO Capital.

(3) Does not include 686,274 Common Shares, 1,851,813 options and 3,333,333 shares available from series D preferred on conversion owned by Williams Controls, Inc. Mr. Itin is Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Treasurer and 30.5% beneficial owner of Williams Controls, Inc. Even though Mr. Itin is a Director of Williams Controls, he abstains from voting on matters pertaining to the Company in meetings of the Directors of Williams Controls.

(4) Includes 1,851,813 shares of Common Stock issuable upon the exercise of outstanding stock options and 3,333,333 shares available from Series D preferred on conversion.
      See "Certain Relationships and Related Transactions."

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

(7) Does not include ownership of Enercorp, Inc. Mr. Hebard is the Chairman and President of Enercorp.
      Includes 278 vested shares issuable upon the exercise of stock options granted under the 1994 stock option plan.

(8) Includes the following Common Stock and shares of Common Stock issuable upon the conversion of presently convertible Preferred Stock owned by Enercorp, Inc., a Colorado corporation, with its Common Stock registered under Section 12(g) of the Exchange Act:


          Common Stock                                                  310,785

          2,000 shares of Series C preferred stock,
          convertible at one preferred share for 2.4242
          shares of Common Stock                                          4,849
                                                                       ---------
                                                                        315,634


(9) Includes 33,334 shares of Common Stock issuable upon exercise of warrants. LBO Capital Corporation is a Colorado corporation of which Mr. Itin is a 56% shareholder, Chairman of the Board of Directors, and President.

(10) Includes 50,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

(11) Includes 2,778 vested shares of Common Stock issuable upon the exercise of outstanding stock options granted under the 1994 Stock Option Plan.


                      Compliance with Section 16(a) of the
                         Securities Exchange Act of 1934


Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires executive officers, directors, and persons who beneficially own more than 10% of the Company's Common Stock to file, with the SEC, initial reports of beneficial ownership on Form 3, reports of changes in beneficial ownership on Form 4, and annual statements of changes in beneficial ownership on Form 5. Persons filing such reports are required under the regulations promulgated by the SEC pursuant to Section 16 to furnish the Company with copies of such reports. Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended December 31, 1999, the Company believes that all reports were timely filed.

Item 13      Certain Relationships and Related Transactions
             ----------------------------------------------
Since 1994, Williams Controls, Inc. has made loans and provided capital to the Company to assist the Company in meeting its financing requirements. Williams owns 686,274 shares of the Company's common stock and holds options to purchase an additional 1,851,813 shares of common stock exercisable at $1.08 per share through August 1, 2000. Thomas W. Itin, the Company's Chairman, President, Chief Executive Officer, Treasurer and beneficial owner of approximately 50.8% of the Company's common stock, is also the Chairman, President, Chief Executive Officer, Treasurer and beneficial owner of approximately 29.4%of the common stock of Williams. Another director of the Company, Anthony B. Cashen serves as a member of the Board of Directors of Williams.

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

The Williams note accrues interest at the rate of 16% per annum. As currently structured, the interest first will become payable on December 31, 2000, and all remaining principal and interest will be due at maturity on August 1, 2001. At December 31, 1999, the Company owed $2,087,000 under the Williams Note. In addition, it owed $1,365,000 to U. S. Bank under the USB Bridge Loan. If the Company is unable to meet its repayment obligations under the USB Bridge Loan and Williams agrees to and makes payments on the USB Bridge Loan on the Company's behalf, any payments made by Williams would result in an increase in the amount the Company owes to Williams.

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

The Company has also entered into agreements with Williams that require annual payments of $90,000 for administrative fees and $80,000 for management fees for sourcing products overseas on the Company's behalf. These annual obligations continue for two more years.

During  1999,  Williams  reimbursed  the  Company  approximately   $114,000  for
management services provided to Williams by an officer of the Company from 1997 through early 1999.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 10-K
            -----------------------------------------------------------------
(a)   1.   Financial Statements:

      Ajay Sports, Inc. and Subsidiaries
      Consolidated Financial Statements of Ajay
      Sports, Inc. and Subsidiaries:

      Reports of Independent Accountants

      Consolidated Balance Sheets - December 31, 1999
      and 1998

      Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Stockholders' Equity Years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

      Notes to Financial Statements

   2. Financial Statement Schedules:

      Ajay Sports, Inc. and Subsidiaries:

      Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 1999, 1998 and 1997

   3. Exhibits required by Item 601 of Regulation S-K

      The following exhibits designated with a "+" symbol represent the Company's Management Contracts or Compensatory Plans or arrangements for executive officers:

      Exhibit 3.1 (a)  Articles  of  Incorporation  and  amendments  thereto.
      (1)

      Exhibit 3.1 (b)     Certificate of Designations of Rights
        and Preferences of the Series B 8% Cumulative
        Convertible Preferred Stock of Ajay Sports, Inc.   (6)

      Exhibit 3.1 (c)           Certificate of Designations of Rights and
        Preferences of the Series C 10% Cumulative Preferred
        Stock of Ajay Sports, Inc.   (7)

      Exhibit 3.1 (d)           Certificate of Designations of Rights and
        Preferences of the Registrant's Series D Cumulative
        Convertible Non-Voting Preferred Stock   (11)

      Exhibit 3.1 (e)           Certificate of Amendment to Restated Certificate
        of Incorporation Dated August 11, 1998 for common stock split
        effective August 14, 1998.   (12)

      Exhibit 3.2         Bylaws   (1)

      Exhibit 10.1 (a)    License Agreement dated April 14,
        1992 between Spalding Sports Worldwide and Ajay
        Leisure Products, Inc.   (2)

      Exhibit 10.1 (b) First Amendment to the April 14, 1992 Spalding License Agreement dated April 2, 1993 (3)

      Exhibit 10.1 (c) Second Amendment to the April 14, 1992 Spalding License Agreement dated July 1, 1994 (6)

      Exhibit 10.1 (d) Third Amendment to the April 14, 1992 Spalding License Agreement dated June 5, 1995 (7)

      Exhibit 10.1 (e)    License Agreement dated March 8, 1999 between
        Spalding Sports Worldwide, Inc. and Ajay Leisure Products, Inc.  (12)

      Exhibit 10.2 Williams/Ajay Loan and Joint Venture Implementation Agreement dated May 6, 1994 as amended by Letter Agreement dated April 3, 1995 (6)

      Exhibit 10.3        1994 Stock Option Plan   (5)

      Exhibit 10.4        1995 Stock Bonus Plan   (5)

      Exhibit 10.5 (a)    Revolving Loan Agreement dated July 25, 1995
        Between Ajay Sports, Inc. and United States National Bank of Oregon, including Guaranties, Security Agreements, and Other
        Loan Documents   (7)

      Exhibit 10.5 (b) First Amendment to the July 25, 1995 Revolving Loan Agreement dated October 2, 1995, including amendment to Bulge Loan Note, Supplement to Guaranty and Amendment to Revolving Loan Note (8)

      Exhibit 10.6        Consent Reaffirmation and Release Agreement
        with U. S. Bank and Promissory Note of the Registrant   (9)

      Exhibit 10.7 Security Agreement dated July 14, 1997, among Registrant and its subsidiaries, as debtors, and Williams Controls and its subsidiaries as secured parties (10)

      Exhibit 10.8(a) Credit Agreement, dated June 30, 1998, by and among the Registrant and its subsidiaries and Wells Fargo Bank, NA including Promissory Notes, Security Agreements and other Loan Documents (the "1998 Wells Fargo Credit Agreement") (11)

      Exhibit 10.8(b) Amendment No. 1, dated February 2, 1999, to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(c) Amendment No. 2, dated June 2, 1999 to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(d) Amendment No. 3, dated July 8, 1999, to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(e) Amendment No. 4, dated July 14, 1999 to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(f) Amendment No. 5, dated August 5, 1999, to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(g) Amendment No. 6, dated August 16, 1999 to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(h) Amendment No. 7, dated December 1, 1999, to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(i) Amendment No. 8, dated January 16, 2000, to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(j) Amendment No. 9, dated February 1, 2000, to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(k) Amendment No. 10, dated March 1, 2000 to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.8(l) Amendment No. 11, dated April 1, 2000, to the 1998 Wells Fargo Credit Agreement. Filed Herewith

      Exhibit 10.9 Restructuring agreement, dated June 30, 1998, by and among Registrant and its subsidiaries and Williams Controls,
        Inc. including promissory note   (11)

      Exhibit 10.10 License Agreement dated March 8, 1999 between Gary Player Group, Inc. and Ajay Leisure Products, Inc. (12)

      Exhibit 10.11(a) Master Revolving Note dated June 22, 1999, in the principal amount of $8.5 million between Pro Golf International, Inc. as borrower and Comerica Bank as lender (the "Comerica Note")
         Filed Herewith

      Exhibit 10.11(b)    Amendment No. 1 to Comerica Note.  Filed Herewith

      Exhibit 10.11(c)    Amendment No. 2 to Comerica Note.  Filed Herewith

      Exhibit 10.11(d)    Amendment  No. 3 to  Comerica  Note Filed  Herewith

      Exhibit 10.11(e) Form of Guaranty for the Comerica Note, as signed by the Registrant Filed Herewith

     Exhibit 10.11(f) Form of Guaranty for the Comerica Note, as signed by each of Thomas W. and Shirley B. Itin, Colorado Ridge Corporation, Tico, Acrodyne Corporation, Sico, Pro Golf of America, Inc. and Woodward
        Partners     Filed Herewith

      Exhibit 10.11(g) Form of Security Agreement under the Comerica Note as signed by Pro Golf of America, Inc. and Pro Golf International, Inc. Filed Herewith

      Exhibit 10.12(a) Form of Subordinated Promissory Note (Maker Pro Golf International, Inc.) Filed Herewith

      Exhibit 10.12(b)    Form of Comerica Subordination Agreement
        Filed Herewith

      Exhibit 10.13 Stock Purchase Agreement and Amendments related to the Registrant's purchase of Pro Golf of America, Inc. (13)

      Exhibit 10.14 Sale of Assets and Assignments related to the Registrant's purchase of assets from State of the Art Golf Company, Inc.
        (13)

      Exhibit 10.15 Warrants issued to former shareholders of Pro Golf of America, Inc. (13)

      Exhibit 21.0      List of Subsidiaries      Filed Herewith

      Exhibit 23.1      Consent of Hirsch Silberstein & Subelsky, PC
        Filed Herewith

      Exhibit 23.2      Consent of J L Stephan Co., PC     Filed Herewith

      Exhibit 27.0      Financial Data Schedule      Filed Herewith

               Notes Related to Exhibits Incorporated by Reference

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-18 No. 33-30760.

(2) Incorporated by reference from the Registrant's Form 10-K filed for the year ended December 31, 1991. (SEC File No. 0-18204)

(3) Incorporated by reference from the Registrant's Form 10-K filed for December 31, 1992. (SEC File No. 0-18204)

(4) Incorporated by reference from the Registrant's Form 10-K filed for December 31, 1993. (SEC File No. 0-18204)

(5) Incorporated by reference from the Registrant's Registration Statement on Form S-8, No. 33-89,650.

(6) Incorporated by reference from the Registrant's form 10-K filed for December 31, 1994. (SEC File No. 0-18204)

(7) Incorporated by reference from the Registrant's Registration Statement on Form S-2, File No. 33-58753.

(8) Incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended September 30, 1995. (SEC file No. 0-18204)

(9) Incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended June 30, 1997. (SEC file No. 0-18204)

(10) Incorporated by reference from the Registrant's 10-K filed for December 31, 1997. (SEC file No. 0-18204)

(11) Incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended June 30, 1998. (SEC file No. 0-18204)

(12) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (SEC file No. 0-18204)

(13) Incorporated by reference from the Registrant's Current Report on Form 8-K, Date of Report June 23, 1999 as filed with the SEC on July 8, 1999 (SEC File No. 0-18204)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ajay Sports, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in West Bloomfield, Michigan on the 13th day of April, 2000.

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

SIGNATURES                    TITLE                                       DATE
-----------                   -----                                       ----


\s\Thomas W. Itin             Director                            April 28, 2000
-----------------             and Principal                       --------------
Thomas W. Itin                Executive Officer




\s\Ronald N. Silberstein      Chief Financial                     April 28, 2000
-------------------------     Officer and Principal               --------------
Ronald N. Silberstein         Accounting Officer



\s\Robert R. Hebard           Director                            April 28, 2000
--------------------                                              --------------
Robert R. Hebard



\s\Anthony B. Cashen          Director                            April 28, 2000
--------------------                                              --------------
Anthony B. Cashen

                           INDEPENDENT AUDITORS REPORT


To the Board of Directors and Stockholders of Ajay Sports, Inc.

We have audited the accompanying balance sheet of Ajay Sports, Inc., as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ajay Sports, Inc. as of December 31, 1998 and 1997 were audited by other auditors whose reports dated March 12, 1999 and March 13, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on Schedule II is presented for purposes of complying with rules of the Securities and Exchange Commission and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1999 financial data required to be set forth therein in relation to the basic financial statements taken as whole.





J L Stephan Co, PC
------------------------
Traverse City, Michigan
April 7, 2000

                           INDEPENDENT AUDITORS REPORT



To the Board of Directors and Stockholders of Ajay Sports, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the related consolidated financial statement schedules listed in the index in Item 14 of this Form 10-K for each of the three years in the period ended December 31, 1998. Theses consolidated financial statements and financial statemnt schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standars require the we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that or audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement schedules referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



\s\Hirsch Silberstein & Subelsky, P.C.
---------------------------------------
Hirsch Silberstein & Subelsky, P.C.

Farmington Hills, Michigan
March 12, 1999




                           AJAY SPORTS, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                            as of December 31, 1999 and 1998
                          (in thousands, except share amounts)


                                                           December 31,          December 31,
ASSETS                                                        1999                  1998
                                                           -----------           -----------
Current assets:
    Cash                                                 $        101          $          6
    Marketable  securities - available for sale                   348                   396
    Accounts receivable, net of allowance of $558 and $95,
       respectively                                             3,247                 1,889
    Inventories                                                 3,969                 5,680
    Prepaid expenses and other                                  1,179                   485
                                                           -----------           -----------
          Total current assets                                  8,844                 8,456

Fixed assets, net                                               1,693                 1,708
Other assets                                                    7,037                   179
Deferred tax benefit                                            6,582                 1,119
Goodwill                                                        1,577                 1,621
                                                           -----------           -----------
          Total assets                                   $     25,733          $     13,083
                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt                    $        995          $        199
    Accounts payable                                            5,043                 2,225
    Accrued expenses                                            1,099                   380
                                                           -----------           -----------
          Total current liabilities                             7,137                 2,804

Notes payable to affiliates  -  long term                       2,087                 1,587
Notes payable to banks - long term                             13,886                 5,951
Notes payable - long term                                       2,070                     -
Commitments and contingencies                                       -                     -
                                                           -----------           -----------
                                                               25,180                10,342
                                                           -----------           -----------

Minority interest in subsidiary                                    24                     -
                                                           -----------           -----------

Stockholders' equity:
    Preferred stock - 10,000,000  shares  authorized
       Series B, $0.01 par value, 12,500 shares
          outstanding at liquidation value                      1,250                 1,250
       Series C, $0.01 par value, 217,939 and
          264,177 shares outstanding, respectively,
           at stated value                                      2,179                 2,642
       Series D, $0.01 par value, 6,000,000 shares                 60                    60
    Common stock, $0.01 par value, 100,000,000 shares
       authorized, 4,091,091 and 3,956,815 shares
        outstanding, respectively                                  41                    40
    Additional paid-in capital                                 15,500                14,762
    Accumulated deficit                                       (18,470)              (16,006)
    Accumulated other comprehensive income                        (31)                   (7)
                                                           -----------           -----------
          Total stockholders' equity                              529                 2,741
                                                           -----------           -----------

          Total liabilities and stockholders' equity     $     25,733          $     13,083
                                                           ===========           ===========

                           The  accompanying  notes are an integral  part of the
                                  consolidated financial statements.




                        AJAY SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              for the years ended December 31, 1999, 1998 and 1997
                    (in thousands, except per share amounts)

                                                            Year Ended
                                            --------------------------------------------
                                            December 31,     December 31,     December 31,
                                              1999             1998             1997
                                            ----------       ----------       ----------
Operating data:
    Net sales                             $    14,340      $    22,925      $    30,330
    Cost of sales                              12,790           19,477           26,585
                                            ----------       ----------       ----------
       Gross profit                             1,550            3,448            3,745
    Selling, general and administrative
    expenses                                    4,866            3,868            5,837
                                            ----------       ----------       ----------

    Operating (loss)                           (3,316)            (420)          (2,092)
                                            ----------       ----------       ----------

Nonoperating income (expense):
    Interest expense                           (1,625)          (1,139)          (1,280)
    Other, net                                    638               84             (144)
                                            ----------       ----------       ----------

    Total non operating expense                  (987)          (1,055)          (1,424)
                                            ----------       ----------       ----------

(Loss) before minority interest and
income taxes                                   (4,303)          (1,475)          (3,516)

Minority interest in (loss) of subsidiary           6                -                -
                                            ----------       ----------       ----------

(Loss) before income taxes                     (4,297)          (1,475)          (3,516)

Income tax (benefit)                           (1,833)               -                -
                                            ----------       ----------       ----------

Net (loss)                                $    (2,464)      $   (1,475)      $   (3,516)
                                            ==========       ==========       ==========

Basic and diluted earnings per share  (a) $     (0.70)     $     (0.47)      $    (1.01)
                                            ==========       ==========       ==========

Weighted average common shares
    outstanding  (b)                            4,013            3,909            3,879
                                            ==========       ==========       ==========


     Net loss as reported above                (2,464)          (1,475)          (3,516)
     Undeclared cumulative preferred dividends   (341)            (380)            (396)
                                            ----------       ----------       ----------

     Loss applicable to common stock      $    (2,805)     $    (1,855)     $    (3,912)
                                            ==========       ==========       ==========

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

                                                 F-3



                                         AJAY SPORTS, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity
                              for the years ended December 31, 1999, 1998 and 1997
                                            (in thousands, except shares)
                                    Preferred Stock   Common Stock          Add'l                   Accum          Total
                                    ---------------   ------------          Paid-in     Accum       Comprehensive  Stockholders'
                                    Shares     Amount  Shares     Amount    Capital     (Deficit)   Income (Loss)  Equity
                                    --------   ------  --------   -------   --------   ----------   ------------   -----------
Balances at December 31,1996       3,086,706   $4,212  3,879,007  $ 233     $9,313     $ (11,015)   $     -        $  2,743

Net loss                                   -        -          -      -          -        (3,516)         -          (3,516)
                                    --------   ------  ---------  -------   --------   ----------   ------------   ------------
Balances at December 31, 1997      3,086,707    4,212  3,879,007    233      9,313       (14,531)         -            (773)

Common stock reverse 1:6 split             -        -        250   (194)       194             -          -               -

Other adjustments                          -        -          -     (4)         -             -          -              (4)

Preferred stock converted  into
common stock                         (31,993)    (320)    77,558      1        319             -          -               -

Debt  converted  into
preferred  stock                   6,000,000       60          -      -      4,940             -          -           5,000

COMPREHENSIVE INCOME
Net loss                                   -        -          -      -          -        (1,475)         -          (1,475)

Other Comprehesive Income (Loss)           -        -          -      -          -             -         (7)             (7)
                                   ---------   ------   --------  -------   --------    ---------  ------------    ------------
Balances at December 31, 1998      6,276,677    3,952  3,956,815     40     14,762       (16,006)        (7)          2,741

Preferred stock converted into
common stock                         (46,238)    (463)   134,276      1        738             -          -             276

COMPREHENSIVE INCOME
Net Loss                                                                                   (2,464)                   (2,464)

Other Comprehesive Income (Loss)                                                                        (24)            (24)
                                   --------    ------   --------  -------  ---------    ---------   -----------     -------------

Balances at December 31, 1999     6,230,439   $3,489    4,091,09  $  41    $15,500      $ (18,470)      (31)        $   529
                                   ========   ========  ========  =======  =========    ==========  ===========     =============



                                     The  accompanying notes are an integral part of the
                                             consolidated financial statements.

                                                          F-4


                            AJAY SPORTS, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                      for the years ended December 31, 1999, 1998 and 1997
                                      (in thousands)
                                                               December 31,
                                                       ------------------------------
                                                       1999        1998       1997
                                                      --------   ---------   --------
Cash flows from operating activities:

    Net (loss)                                      $  (2,464) $   (1,475) $  (3,516)
    Adjustments to reconcile to net cash flows
       from operating activities:
    (Gain) loss on sale of assets                          (7)          -         42
    Depreciation and amortization                         335         381        358
    Income tax provision                               (1,833)          -          -
    (Increase) decrease in marketable securities           48        (396)         -
    (Increase) decrease in accounts receivable, net    (1,358)      3,171        214
    Decrease in inventories                             1,711         718      1,559
    (Increase) decrease in prepaid expenses              (694)       (181)        58
    (Increase) decrease in other assets                     -         (75)       202
    Increase(decrease) in accounts payable              2,818        (979)        97
    Increase (decrease) in accrued expenses               719        (303)       186
                                                      --------   ---------   --------

       Net cash provided by (used in) operating
       activities                                        (725)        861       (800)
                                                      --------   ---------   --------

Cash flows from investing activities:

    Acquisitions of property plant and equipment         (281)       (319)      (250)
    Disposal of equipment                                  19           -          -
                                                      --------   ---------   --------

       Net cash (used in) investing activities           (262)       (319)      (250)
                                                      --------   ---------   --------

Cash flows from financing activities:

    Net increase in advances from affiliates              500       2,215      3,487
    Net increase (decrease) in bank notes payable         306      (2,978)    (2,193)
    Dividends paid                                          -           -        (74)
    Minority interest in subsidiary                       300
    Unrealized losses from securities                     (24)         (7)         -
                                                      --------   ---------   --------

       Net cash provided by (used in) financing
       activities                                       1,082        (770)     1,220
                                                      --------   ---------   --------

Net increase (decrease) in cash                            95        (228)       170

Cash at beginning of period                                 6         234         64
                                                      --------   ---------   --------

Cash at end of period                               $     101  $        6  $     234
                                                      ========   =========   ========



                        The accompanying notes are an integral part of the
                              consolidated financial statements.




                       AJAY SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





   1.    SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its wholly-owned operating company subsidiaries, Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure"), Palm Springs Golf, Inc. ("Palm Springs"), Prestige Golf
     Corp.   ("Prestige"), and   majority-owned   subsidiaries,   Pro   Golf
     International,  Inc.  ("PGI"),  Pro Golf of  America,  Inc.  ("PGOA"),  and
     ProGolf.com, Inc. ("PG.com") collectively referred to herein as the "Company". All significant intercompany balances and transactions have been eliminated.

     INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

     FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation of $1,834,000 and $1,329,000 as of December 31, 1999 and 1998 respectively. Fixed assets of the Company consist primarily of machinery and equipment, office equipment, and a building. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years.

     GOODWILL - The Company has recorded goodwill as a result of the 1995 acquisitions of Palm Springs and Korex. The goodwill is being amortized over forty years. Amortization expense related to the goodwill was $43,900 for the year ended December 31, 1999. As of each annual year-end date, management assesses whether there has been an impairment in the carrying value of goodwill. This assessment involves comparing the unamortized goodwill carrying value with undiscounted cumulative estimated future cash flows expected to be derived from utilization of the intangibles underlying the related goodwill. To the extent that undiscounted cumulative cash flow is expected to exceed the carrying value of goodwill, the asset is considered to be unimpaired.

     OTHER ASSETS - Other assets at December 31, 1999 and 1998 consist of trademarks and brand names held by PGI (1999 only) and patents and trademarks held and applied for by Leisure, and additionally, at December 31, 1998 a lawsuit judgment. Amortization expense related to trademarks and patents is being deducted straight-line over the estimated useful lives of these assets. Amortization expense related to the other assets was $193,000 for the year ended December 31, 1999.

     PRODUCT LIABILITY AND WARRANTY COSTS - Product liability exposure is insured with insurance premiums provided during the year. Product warranty costs are based on experience and attempt to match such costs with the related product sales.

     REVENUE RECOGNITION -The Company recognizes revenue from sales of product when title to the product has passed, which is generally the date the product is shipped. PGOA recognizes Initial Franchise Fee revenue when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchiser.

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

     COMMON STOCK - The Company reverse split its common stock in a 1-for-6 ratio effective with commencement of trading on August 14, 1998. As a result of this transaction, all historic data in the financial statements that reference common shares, options, earnings per share or preferred conversion ratios have been restated to reflect this split as if it preceded all prior reporting. Historic actual common shares outstanding at December 31, 1997 were 23,274,039 and were restated to 3,879,007 in this report.

   2.    RELATED PARTY TRANSACTIONS
         --------------------------
         The Company's related parties include the following:

     First Equity Corporation ("First Equity") - First Equity is owned by a family member of the president, chief executive officer, and chairman of the Company. First Equity held, at December 31, 1997, demand notes in the amount of $748,000 as a result of loans made to the company in 1996 and 1997. Williams assumed these notes in the financial restructuring in 1998. First Equity made short-term working capital loans to Ajay during 1999, with interest at various market rates. The balance due on these loans at December 31, 1999 was $445,647, including accrued interest of $5,647.

     Enercorp, Inc. ("Enercorp") - is a business development company engaged in the business of investing in and providing managerial assistance to developing companies. The Company's president, chief executive officer, chairman and principal shareholder is a significant shareholder in Enercorp. Enercorp holds 310,787 common shares acquired in 1994 and 1995 and 2,000 shares of series C preferred stock. Enercorp held at December 31, 1997, demand notes in the amount of $200,000 as a result of loans made to the Company. Williams assumed these notes in the financial restructuring in 1998. During 1999, Enercorp loaned PGI $420,000 under a 13 month, 10% subordinated note. In February, 2000 Enercorp converted the note and accrued interest of $27,000 into 7,450 shares of PGI at $60 each.

     Williams Controls, Inc. ("Williams") - Williams has the same chairman as the Company, which individual is a major shareholder of each company. Williams owns 686,274 shares of the Company's common stock, 1,851,813 common stock options and 6,000,000 shares of Series D cumulative convertible preferred stock as of December 31, 1999, convertible into 3,333,333 shares of the Company's common stock.

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

     The Company's interest expense paid to Williams was $62,900 and $346,000 for the years ended December 31, 1999 and 1998 respectively. (See Note 4).

     The  Company   received   166,719   shares  of  Williams  as  part  of  the
     restructuring agreement with Williams dated June 30, 1998. These shares have been pledged to Wells Fargo as collateral for the Company's loans. The common stock is classified as marketable securities available for sale and are valued at $2.08 per share, which is the last trade for 1999.

     During 1999, the Company had borrowings from affiliated parties, in addition to those mentioned above, to finance its acquisition of PGOA and PG.com. These borrowings totalled $450,000, with interest at an annual rate of 10%. In February, 2000, these borrowings (and accrued interest totalling $30,000) were converted into 8,000 shares of PGI common stock at $60 per share. During 1997 and 1996 the Company borrowed from related and affiliated parties until it obtained bank financing in mid 1997. As of December 31, 1997, the Company owed $4,372,000 to related and affiliated parties at interest rates ranging from 9.0% to 9.5%. These notes were converted to preferred stock in 1998. (See Note 4).

3.    INVENTORIES
      -----------
      Inventories consist of the following (in thousands):

                                                   December 31
                                                  1999       1998
                                               --------    --------
         Raw materials                         $   827     $  1,493
         Work-in-progress                          903        1,052
         Finished goods                          2,239        3,135
                                               --------    --------

         Total                                 $ 3,969      $ 5,680
                                               ========    ========


4.    DEBT
      ----
     On December 31, 1999 the Company's total debt was $19,038,000 owed to banks, Williams, and other affiliates. This compares to $7,724,000 for December 31, 1998. The increase from 1998 is principally due to debt incurred to purchase the Pro Golf companies. From July 11, 1997 until June 30, 1998 the Company shared in a combined credit agreement with Williams (the "Joint Loan"). As of June 30, 1998 the Company restructured its credit facility with Wells to separate from the joint and several credit facility with Williams. This new credit facility eliminates cross collateral and guarantee agreements involving the Company and Williams. The revolving loan facility allows the Company to borrow up to the lesser of $9,500,000 or the Borrowing Base. The Borrowing Base consists of a formula including certain eligible receivables, inventories and letters of credit at rates established by Wells. The present credit agreement matures June 30, 2001.

     The proceeds from the Joint Loan were used to repay the Company's and Williams then outstanding loans from the previous lender, U. S. Bank, except for a bridge loan in the total amount of $2,140,000 to the Company by U. S. Bank. This bridge loan is to be repaid from the sale of assets and/or excess cash flows of Williams and/or the Company, and is guaranteed up to $1,000,000 by the Company's president. The balance owed on this bridge loan at December 31, 1999 is $1,365,000. In connection with the 1998 credit facility restructuring, the Company was advanced $2,000,000 of additional funds by Williams and Williams converted $5,000,000 of company debt into preferred stock.

     The Company's Bank borrowings consisted of the following (dollars in thousands):

                                                   December 31,
      Revolving credit facility:              1999             1998
                                            --------         --------
        Balance                             $  3,862         $  3,467
        Interest rate                            8.5%            8.75%
        Unused amount of facility           $     -0-        $    350
        Average amount outstanding
        during the period                   $  4,258         $  4,997
      Weighted average interest rate             8.2%             9.1%
        Maximum amount outstanding
        during the period                   $  5,295         $  6,771

      Master revolving note:
       Balance                              $  8,425         $      -
       Weighted average interest rate            9.0%               -
       Average amount outstanding
       during the period                    $  8,479         $      -

     Outstanding commercial letters of credit totaled approximately $309,000 and $60,000 at December 31, 1999 and 1998 respectively.

     Other December 31, 1999 debt consisted of $2,087,900 from related and affiliated parties, a $412,500 machinery and equipment term loan with Wells Fargo, the $1,364,538 (bridge) term loan with U. S. Bank, a $173,000 real estate loan, a $8,425,000 bridge loan with Comerica Bank, and $1,200,000 with private individuals.

     At December 31, 1999 the Company was liable to Comerica Bank in the amount of $8,425,000 on a master revolving note entered into to effect the acquisition of Pro Golf of America, Inc. and ProGolf.com, Inc. The note has been extended through April 30, 2000. The Company anticipates refinancing this loan into an amortizing long-term loan during the second quarter 2000. (See Note 16).

      Debt payments are as scheduled (dollars in thousands):

                 2000                                   995
                 2001                                 6,354
                 2002                                 1,000
                 2003                                10,689
                 2004  and thereafter                    -0-

      The seasonal nature of the Company's sales creates fluctuating demands on its cash flow, due to the temporary build-up of inventories in anticipation of, and receivables subsequent to, the peak seasonal period which historically has been from February through May of each year. The Company has relied and continues to rely heavily on its revolving credit facility and loans from related parties and affiliated companies for its working capital requirements. (See Note 16).

5.    INCOME TAXES
      ------------
      As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992. There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.

      The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):

                                   Year Ended December 31,
                                   -----------------------
                                  1999      1998       1997
                                ------    ------      -----
      Statutory tax expense
        (benefit)               $(1,833)  $( 502)   $(1,195)
      Utilization of net
        operating loss
        carry forward                 -        -          -
      Loss producing no current
        tax benefit                   -      502      1,195
                                --------  -------   ---------
                                $(1,833)  $    -    $     -
                                ========  =======   =========

      The components of the net deferred tax asset/liability were as follows (in thousands):

                                               December 31,
                                               ------------
                                            1999        1998
                                            ----        ----
      Deferred tax assets:
        Accrued expenses                 $    45     $    45
        Reserves                              78         151
        NOL carry forwards                 6,473       4,766
                                           ------      ------

        Sub total                        $ 6,596     $ 4,962

      Deferred tax liability,
        principally depreciation and
        amortization                         (13)        (99)
        Valuation allowance                    -      (3,744)

         Net                             $ 6,583     $ 1,119
                                         =======     =======


     At December 31, 1999, the Company assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carry forwards and has determined that it is more likely than not that 100% of deferred tax assets will be realized. This change versus 1998 is principally due to the profits to be realized from operations of PGOA and PG.com. The valuation allowance of $3,744,000 at December 31, 1998 was maintained on deferred tax assets which the Company had determined to be more likely than not unrealizable at that time.

     The Company had net operating loss carry forwards for Federal tax purposes of approximately $18,567,000 at December 31, 1999, which expire in varying amounts in the years 2006 through 2019. Substantial operating loss carry forwards are available to offset future state taxable income of the Company, which expire in varying amounts in the years 2006 through 2019. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

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

     In July 1995 the Company sold 325,000 shares of Series C 10% cumulative convertible preferred stock and 325,000 warrants in a registered public offering. The Series C preferred stock is convertible into shares of the Company's common stock at a conversion rate of 2.42424 common shares for each share of preferred stock. Cumulative dividends are payable on the Series C preferred stock at an annual rate of $1.00 per share. The warrants are redeemable by the Company at $0.05 per warrant under certain conditions. The terms of these warrants are identical to the Company's publicly held warrants to purchase common stock. In 1995 the Company used the $2.8 million of net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.

     At December 31, 1999, 1998 and 1997, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,106,575, $1,006,575 and $906,575 respectively. Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996. No dividends were declared or paid for 1999, 1998 or 1997. At December 31, 1999, 1998 and 1997, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $817,232, $576,174 and $296,000. The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

     (b) Stock issued to officers

     The Company has a stock incentive plan for officers of the Company, under which up to 150,000 shares of the Company's stock may be granted annually. No stock was issued to officers under this plan in 1999, 1998 or 1997.

     (c) Stock Issued for Acquisitions

     In 1994 the Company acquired the outstanding common stock of Leisure Life, Inc. for 1,500,000 (post split 250,000) shares of its common stock to the owner of Leisure Life. During the periods 1995, 1996 and 1997 one half of the originally issued shares were returned to the Company due to unmet performance requirements.

     (d) Warrants and Options

          A summary of activity related to warrants and options to purchase Company common stock is as follows:

                                            Warrants and     Price
               Options                      (i)              Per  Share(i)
               -------                      ------------     -------------

            Balance, December 31, 1996         2,767,935     $ 2.04 - 6.00

            Issued to Employees                    8,334       2.40         (ii)
            Expired                              (27,500)      2.40 - 3.75
            Repriced options                  (2,151,313)      2.04 - 3.00 (iii)
            Repriced options                   2,151,313       1.08        (iii)
                                               ---------
            Balance, December 31, 1997         2,748,769     $ 1.08 - 6.00

            Expired                             (122,287)      2.40 - 4.125
            Issued to Directors                    1,668       1.50         (iv)
                                            ------------

            Balance, December 31, 1998         2,628,150     $ 1.08 - 6.00
            Issued to Employees                   50,000       1.00
            Expired                               83,334       2.40 - 4.125
                                                  ------

            Balance, December 31, 1999         2,594,816     $ 1.00 - 6.00

    (i) All options were adjusted for the effect of a 1:6 reverse common stock split effective August 14, 1998.

   (ii)  Employee stock options of which none were vested.

   (iii) All non-public, non-employee, non-board member options were repriced to $.18 market in November 1997.

   (iv)  Director options - 67% vested.


7.    MAJOR CUSTOMERS
      ---------------

     The Company  operates  in three  lines of  business,  the  manufacture  and distribution of sports equipment, outdoor leisure furniture, and franchising. The Company's customers are principally in the retail sales market. The Company performs ongoing credit evaluations of its customers' financial conditions and does not generally require collateral.

     Sales to customers which represent over 10% of the Company's net sales are as follows:

                      Year  ended   December 31,
                      --------------------------
      Customer         1999       1998      1997
         A               25%        28%        30%
         B                *         26%        15%
         C                *          *         11%

                    * Amounts are less than 10% of net sales.

8.    BUSINESS SEGMENT REPORTING
      --------------------------
     The relative contributions to net sales, operating profit and identifiable assets of the Company's two industry segments for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                                              GOLF
                                     -------------------------------------------
                                     Mass       Specialty
    1999                Furniture    Merchant   Golf Stores    Franchise    Corporate    Consolidated
  --------------        ---------   ---------   -----------    ---------    ---------    ------------
   Sales                $  4,766    $  6,751    $  1,080       $  1,743     $      -     $  14,340
  Oper profit/(loss)        (398)     (2,370)       (191)           469         (704)       (3,194)
  Assets                   2,487       2,345       6,338         14,563            -        25,733
  Depn/Amort                 151         223          51            318            -           425
  Capital Exp.                 -          57           -            224            -           281


                                                              GOLF
                                     -------------------------------------------
                                     Mass       Specialty
    1998                Furniture    Merchant   Golf Stores    Franchise     Corporate    Consolidated
  --------------        ---------   ---------   -----------    ---------     ---------    -------------
  Sales                  $  3,785    $ 17,916    $  1,224              -    $     -      $  22,925
 Operating profit/(loss)     (241)        863        (494)             -       (548)          (420)
 Assets                     2,673       8,564       1,846              -          -         13,083
 Depreciation/Amortization     92         229          60              -          -            381
 Capital Expenditures         175         144           -              -          -            319



9 .   GARY PLAYER AND SPALDING LICENSE AGREEMENTS
      -------------------------------------------
     On March 8, 1999 the Company entered into a new license agreement with Gary Player Group, Inc. The Company will work toward developing the Gary Player brand for marketing its products. The Gary Player agreement has a 5-year term and covers golf bags, gloves, carts and certain other golf accessories sold into the U. S. market. This agreement requires an annual $25,000 rights fee and a minimum annual royalty of $5,000 for the sixteen months commencing on March 8, 1999 through June 30, 2000 and increases annually by $5,000 for each of the remaining 4 years of the contract.

     Ajay had operated since 1983 under a license from Spalding Sports Worldwide to utilize the Spalding trademark in conjunction with the sale and distribution of golf bags, golf gloves, hand pulled golf carts and certain other golf accessories in the United States. On March 8, 1999, the Company announced a limited extension of its existing agreement to provide a phaseout period of up to 18 months for its Spalding labeled products. The Company agreed to pay Spalding $240,000 during the phase out period. The prior agreement contained a minimum annual royalty of $550,000 plus 2% advertising of which 1% was paid direct.

     Earned royalty expense due Spalding was $160,000, $448,000 and $553,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

10.   LEASES
      ------
     Future aggregate minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows (dollars in thousands):


                  2000                             719
                  2001                             507
                  2002                             213
                  2003                             175
                  2004 and thereafter              149
                                               -------
                                                $1,763
                                               =======

     Total rental expense ($000) under operating leases was $652, $605 and $701 for the years ended December 31, 1999, 1999 and 1997, respectively.

11.   NET  (LOSS) PER COMMON SHARE
      ----------------------------
     Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends in 1999 ($341,000), 1998 ($380,000), and 1997 ($396,000) by the weighted average number of common shares outstanding. No exercise of outstanding warrants was assumed in 1999, 1998 or 1997, since any exercise of warrants would be antidilutive.

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

12.   SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------
     Cash paid for interest was $1,124,526, $1,209,693 and $776,077 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

          The Company added new leases during 1998 and 1997 that represent asset values respectively, if purchased, of approximately $103,000 and $57,000 and result in annual lease payments of $27,000 and $18,732 with terms expiring up to the year 2003.

          During 1999 Series C preferred stock in the quantity of 46,238 shares were converted into 112,085 shares of common stock.

          The Company borrowed $10,750,000 from a bank and others to acquire PGOA and acquired PGD Online, LLC during 1999.

13.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has net losses before taxes of $4,297,000, $1,475,000 and $3,516,000 for the years ended December 31, 1999, 1998 and
     1997. A bank loan to one of the Companies subsidiaries has been extended to April 30, 2000. The Company has is seeking a long-term extension of this loan, and to raise equity capital. The Company's ability to continue as a going concern is partially dependent on ability of management to successfully implement these plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company is subject to certain claims in the normal course of business which management intends to vigorously contest. The outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position or results of operations. (See Notes 4 and 9).


14.  ACQUISITIONS
     ------------

     In June 1999, Ajay, through a newly formed majority owned subsidiary (PGI) acquired 100% of the outstanding ownership interests of PGOA and PG.com. This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired companies have been included in Ajay's consolidated financial statements from the date of acquisition. Intercompany accounts and transactions between the acquired companies and Ajay, as applicable, have been eliminated.

     The acquisition price of $10,500,000 was paid in cash and financed through borrowings with a bank ($8,500,000) affiliated companies ($870,000) and private individuals ($1,200,000). The portion of the purchase price in excess of net book value was allocated to "Trademarks" and, net of the related income tax benefit and related trademark amortization, is shown in the consolidated balance sheet with "Other assets".



15.   NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------
     In March 1998, the Accounting Standards Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for an enterprise on accounting for the costs of computer software developed or obtained for internal use. The Company adopted this statement during the year ended December 31, 1999 and has capitalized software costs according to the provisions of the standard. These costs are amortized on a straight-line basis over the useful life of the software once it is placed into service.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement was amended by SFAS No. 137 and will be effective for financial statements for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2001.

16.   SUBSEQUENT EVENTS
      -----------------
     During late 1999 and into 2000, the Company began selling equity in PGI in a private placement offering and entered into an agreement to acquire developed and undeveloped real estate for existing and planned golf-related activities, including golf domes with retail stores inside. As of April 14, 2000, the Company had committed to issue 138,750 shares of PGI stock at $60 per share, which represents 12.18% of the total shares of PGI stock outstanding at that date. Of the new shares committed to, $375,000 cash had been received with signed subscription documents, $870,000 was a conversion of subordinated debt into common stock, and the remaining $7,080,000 a combination of equity securities and golf-related real property.

     The Company anticipates substantial additional cash flows resulting from the debt conversions and the rents and fees to be received from the golf properties during the initial twelve-month period beginning July 1, 2000. These revenues are expected to increase in the future after the start-up period is over. Additionally, the dome and retail store combination is planned as the new PGOA franchise of the future and could substantially increase revenues and cash flow of the Company's PGOA operations.

     The Company began an offering of PG.com common stock in late April 2000 to raise up to $12,500,000 in gross offering proceeds. If the maximum offering is sold, the shares sold in this offering will represent approximately 33% of the total PG.com common shares outstanding after the offering. Proceeds from these private placements will be used for working capital, acquisitions, and growth.

     Effective March 15, 2000 PGI obtained an extension through April 30, 2000 on its master revolving note with Comerica Bank. PGI anticipates refinancing this loan into a long-term amortizing loan during the second quarter of 200.

Schedule II


                        AJAY SPORTS, INC. AND SUBSIDIARIES
                         Valuation and Qualifying Accounts
                   Years ended December 31, 1999, 1998, and 1997
                              (Amounts in Thousands)



                                                                             Balance
                                  Beginning   Charged to   Deducted from      at end
                                   Balance     expense     Reserve           of period
                                  ---------   ----------   -------------     ----------
Reserve for Product Warranty:

   Year ended:

     December 31, 1999               $103        $271         $295 (1)      $  79
     December 31, 1998                152          70          119            103
     December 31, 1997                 85         309          242            152


Reserve for Doubtful Receivables:

   Year ended:

     December 31, 1999               $318 (3)    $263          $23  (2)      $558
     December 31, 1998                243          50          198             95
     December 31, 1997                140         355          252            243


Reserve for Inventory Obsolescence:

   Year ended:

     December 31, 1999               $300        $350         $257           $393
     December 31, 1998                425         292          417            300
     December 31, 1997                491         398          464            425




Notes:

(1) Represents amounts paid for product warranty claims.

(2) Represents amounts charged off as uncollectible.

(3) Includes $223 balance on books of company which was acquired in June, 1999
