Form 10-Q
period 2000-03-31
AJAY SPORTS INC
filed 2000-05-23
CIK 854858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


 Delaware                                                  39-1644025
-------------------------------                      --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


32751 Middlebelt Road, Suite B

Delavan, Wisconsin   53115                                  (248)  851-5651
--------------------------------------                -------------------------
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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 3/31/00 is 4,091,091

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


PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                                                      AJAY SPORTS, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED BALANCE SHEETS

                                                               (IN THOUSANDS)

                                                                          March 31, 2000              December 31,
                                                                            (Unaudited)                   1999
                                                                          ---------------            --------------
ASSETS

Current assets:
     Cash                                                                 $        264               $        101
     Marketable  securities - available for sale                                   333                        348
     Trade accounts receivable, net                                              4,363                      3,247
     Inventories                                                                 3,317                      3,969
     Prepaid expenses and other                                                    997                      1,179
                                                                          --------------             ---------------
                    Total current assets                                         9,274                      8,844

Fixed assets, net                                                                1,512                      1,693
Other assets                                                                     7,023                      7,037
Deferred tax benefit                                                             7,172                      6,582
Goodwill                                                                         1,566                      1,577
                                                                          --------------             ---------------
                   Total assets                                           $     26,547               $     25,733
                                                                          ==============             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long term debt                                   $      1,530               $        995
      Accounts payable                                                           5,363                      5,043
      Accrued expenses                                                           1,548                      1,099
                                                                          --------------             ---------------
                    Total current liabilities                                    8,441                      7,137

Notes payable to affiliates - long term                                          2,087                      2,087
Notes payable to banks  -  long term                                            13,725                     13,886
Notes payable - long term                                                        1,200                      2,070
Commitments and contingencies                                                        -                          -
                                                                          --------------             ---------------
                    Total  liabilities                                          25,453                     25,180
                                                                          --------------             ---------------

 Minority Interest in Subsidiary                                                    16                         24
                                                                          --------------             ---------------

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares
                  outstanding at liquidation value                               1,250                      1,250
            Series C, $0.01 par value, 217,939 shares
                 outstanding at stated value                                     2,179                      2,179
            Series D, $0.01 par value, 6,000,000 shares                             60                         60
      Common stock, $.01 par value 100,000,000 shares authorized,
                 4,091,091 shares outstanding                                       41                         41
Additional paid-in capital                                                      16,840                     15,500
Accumulated deficit                                                            (19,337)                   (18,470)
Accumulated other comprehensive income                                              45                        (31)
                                                                          --------------               -------------
            Total stockholders' equity                                           1,078                        529
                                                                          --------------               -------------
            Total liabilities and stockholders' equity                    $     26,547                 $   25,733
                                                                          ==============               =============



                                               AJAY SPORTS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            (UNAUDITED)

                                                           Three Months
                                                          Ended March 31,
                                                  2000                       1999
                                              -----------                -----------
Net sales                                     $      4,758               $     4,263

Cost of sales                                        3,827                     3,595
                                             -------------               ------------
      Gross profit                                    931                        668

Selling, general and

   adminisrative expenses                           1,474                        851
                                             --------------              ------------

      Operating income (loss)                        (543)                      (183)

Non-operating expense:
      Interest expense, net                           502                        253
      Other, net                                      284                         26
                                             ---------------             ------------
      Total non-operating expense                     786                        279
                                             ---------------             ------------
(Loss) before minority interest and income taxes   (1,329)                      (462)

Minority interest in (loss) of subsidiary               8                          -
                                             ---------------             ------------
(Loss) before income taxes                         (1,321)                      (462)

Income tax (benefit)                                  462                          -
                                             ---------------             ------------
Net (loss)                                   $       (867)               $      (462)
                                             ===============             ============
Basic and diluted earnings (loss) per share  $      (0.23)               $     (0.14)
                                             ===============             ============
Weighted average common shares outstanding          4,091                      3,957
                                             ===============             ============






                                                                    AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (IN THOUSANDS), (UNAUDITED)

                                                                                Three Months
                                                                              Ended  March 31,

                                                                         2000                  1999
                                                                   -------------           ------------
Cash flows from operating activities:

      Net (loss)                                                   $       (867)           $      (462)
      Adjustments to reconcile to net cash flows from
      operating activities:
           Depreciation and amortization                                    303                     95
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
           Trade accounts receivable, net                                (1,116)                (1,462)
            Inventories                                                     652                   (202)
            Prepaid expenses and other current assets                       182                   (112)
            Other assets                                                     24                      3
            Deferred tax benefits                                          (590)                     -
            Accounts payable                                                320                     43
            Accrued expenses                                                449                    187
                                                                   -------------           -------------
                   Net cash used in operating activities                   (643)                (1,910)
                                                                   -------------           -------------
Cash flows from investing activities:

       Acquisitions of fixed assets                                         (18)                   (19)
                                                                   -------------           -------------
                    Net cash used in investing activities                   (18)                   (19)
                                                                   -------------           -------------
Cash flows from financing activities:

        Net change in notes payable                                         520                  1,904
        Sales of common stock of subsidiary                                 297                      -
        Net change in marketable securities                                  15                     46
        Minority interest in loss of subsidiary                              (8)                     -
                                                                   -------------            ------------
                     Net cash provided by  financing activities             824                  1,950
                                                                   -------------            ------------
Net increase (decrease) in cash                                             163                     21
Cash at beginning of period                                                 101                      6
                                                                   -------------            -------------
Cash at end of period                                              $        264             $       27
                                                                   =============            =============
Supplemental disclosures of cash flow information:

       Cash paid for interest                                      $        502             $      254
                                                                   =============            =============
       Cash paid for income tax                                               -                      -
                                                                   =============            =============






1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000 and the results of operations for the three and nine-month periods ended March 31, 2000 and 1999 and the cash flows for the same nine-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

2.    INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

                            March 31,                 December 31,
                              1999                       1999

Raw Materials                $1,086                     $  827

Work in Process               1,103                        903

Finished Goods                2,043                      2,239
                              -----                      -----

                             $4,232                    $ 3,969
                              =====                      =====


3.    NOTES PAYABLE TO BANKS

On February 2, 1999, the Company entered an agreement with Wells Fargo Bank for a seasonal over advance of up to $750,000 beginning February 2, 1999. The full amount of this over advance is due on June 2, 2000. The interest rate on advances outstanding on the over advance is prime plus 2%.

On June 23, 1999 the Company, through a newly formed subsidiary, Pro Golf International, Inc. increased its borrowings by $8,500,000 with a 75-day bridge loan from Comerica Bank. The proceeds of this loan were used toward the purchase of 100% of the outstanding common stock of Pro Golf of America, Inc. The loan was due on the earlier of demand or March 15, 2000. The company is in the process of converting this loan into long-term financing. The Company expects the refinancing to be completed during the second quarter of 2000. At March 31, 2000, the principal balance due on this loan was $8,425,000.

4.    SEGMENT INFORMATION

The contribution to net sales, operating income (loss) and identifiable assets of the Company's industry segments for the quarter ended
March 31, 2000 and 1999 (unaudited) are as follows (in thousands):


-------------------------------------------------------------------------------------------------
                          Quarter Ended March 31, 2000
                                 GOLF
                             ----------------------
                                                 Specialty
                                      Mass       Golf
                         Furniture    Merchant   Stores      Franchise   Corporate  Consolidated
                         ---------    --------   ----------  ---------   ---------  -------------


Net Sales                 $ 1,960   $  1,298     $ 165       $    809      $   -      $  4,758

Operating Profit/(Loss)       232       (624)      (53)            50       (148)         (543)

Total Assets                2,137      3,377     6,325         14,685          -        26,524

Depreciation/Amortization      30         43        13            217            -           303

Capital Expenditures            1          -         -             17          -            18
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

                          Quarter Ended March 31, 1999

                                GOLF

                             ----------------------
                                                 Specialty
                                      Mass       Golf

                         Furniture    Merchant   Stores     Franchise   Corporate   Consolidated

                         ---------    --------   ---------  ---------   ---------   ------------

Net Sales                 $  2,268    $ 1,954     $    41    $     -     $     -    $  4,263

Operating Profit/(Loss)        316       (310)        (35)         -        (154)       (183)

Total Assets                 4,019      8,997       1,786          -           -      14,802

Depreciation/Amortization      24          58          13          -           -          95

Capital Expenditures           19           -           -          -           -          19
--------------------------------------------------------------------------------------------------

5.    DIVIDENDS

          Dividends on Series B and C Convertible Preferred Stock have not been declared for 1997, 1998 or 1999 due to unavailability of funds. Dividends are in arrears on Series B in the amount of $1,081,575 and on Series C in the amount of $762,747. Dividends are permitted to be paid under the credit agreement when sufficient funds become available.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See "Cautionary Statement" at the beginning of the "Notes to Consolidated Financial Statements".

FINANCIAL CONDITION. At March 31, 2000 the Company had working capital of $833,000, as compared to $1,707,000 at December 31, 1999. The ratio of current assets to current liabilities at March 31, 2000 was 1.1, as compared to 1.2 at December 31, 1999. The Company's borrowings decreased $469,000 since December 31, 1999, largely due to conversions of subordinated debt totaling $870,000 into common stock of a subsidiary, Pro Golf International, Inc. (PGI), on February 29, 2000. The conversions were at a price of $60 per share of PGI common stock.

The Company is reviewing its current loan positions with its lenders. The seasonal loan with Wells Fargo Bank has been extended through June 2, 2000. The Company has been unable to comply with certain financial covenants in its credit agreement with Wells Fargo and has been operating under a waiver with regards to this non-compliance. The Company is in negotiations with Wells and is reviewing with Wells the covenants relative to the Company's financial position in an effort to modify the covenants until the Company's financial position improves.

The Company also is negotiating with Comerica Bank to extend the bridge loan obtained by PGI whe PGI purchased Pro Golf during June 1999. This loan, including extensions, was due on March 15, 2000 and the Company is reviewing a proposal from Comerica to extend the loan through May 1, 2001.

During the first quarter of 2000, the Company's cash flow from operations was negative by $643,000. This was attributable to sales decreases at Ajay Leisure Products, Inc., seasonality of the golf industry, and increased interest costs due to the acquisition financing obtained when Pro Golf was acquired.

During the past six months, the Company has taken action to lower operating costs by reducing its work force and cutting certain other selling and administrative expenses. The Company continues to explore additional cost cutting measures and expects, in the near term, to reduce its lease rental costs by consolidating its golf-related operatiion into one geographic area. These changes also are intended to increase efficiency and reduce excess manufacturing space. The Company will continue to cut its operating costs whenever feasible. Cost reductions alone are unlikely in the short term to provide sufficient capital to fund ongoing operations. Successful ongoing operations also will require substantial additional capital supported by increased sales.

The Company needs immediate and substantial capital infusion. The Company is in the process of offering for sale, in a private offering, shares of common stock of PGI and another indirect subsidiary, ProGolf.com, Inc. These offerings are in process and there can be no assurance that the current offerings will yield sufficient equity capital for the Company's immediate cash needs. The Company is considering various alternatives for raising additionsl capital, including possible acquisitions and dispositions of assets and/or operating subsidiaries, joint venture and other types of arrangements.

The Company's financial position has continued over the past several years to deteriorate despite management's efforts to cut costs and raise additional capital. Management believes that the negative financial trend can be turned around and it is exploring all viable options to achieve that end. The Company is working with its lenders and vendors to achieve maximum flexibility and their support in the Company's turnaround efforts.

RESULTS OF OPERATIONS. During the quarter ended March 31, 2000 the Company had net sales of $4,758,000, a 12% increase compared to $4,263,000 for the same quarter in 1999. This increase was due to the acquisition of Pro Golf of America during June 1999, which contributed $801,000 of this quarter's sales, and also to a new operating subsidiary, Prestige Golf Corp., which had sales of $692,000 during this quarter. Without the year 2000 sales from these entities, sales would have been $3,265,000, a decrease of $998,000, or 33%, from the same period in 1999.

These reductions were primarily in the Company's sales to its mass merchant customers. Sales of outdoor furniture decreased by $308,000, or 13.6%, during the quarter ended March 31, 2000 as compared to the same quarter in 1999.

The Company had redesigned its bag line for the 2000 season and expected this to result in increased sales. The Company also anticipated increasing its bag, cart, and accessory sales as a result of the acquisition of Pro Golf of America. However, through March 31, 2000 additional sales realized have been minimal. This is partially due to the Company's tight cash flow position, which affected Ajay's ability to source and manufacture products at proper price points that could be delivered on a timely basis.

Gross profit for the three months ended March 31, 2000 was 20% of sales, compared to 16% for the same period of the prior year. The significant increase in gross profit is due to the acquisition of Pro Golf.

Selling, general and administrative expenses were $1,474,000 for the current quarter as compared to $851,000 for the same quarter of the prior year. The higher expenses related to the acquisition of Pro Golf. The Company is reviewing its business models and strategies and anticipates taking action during the second quarter 2000 which will significantly reduce operating expenses on a Company-wide basis.

Interest expense for the quarter ended March 31, 2000 was $502,000 compared to $253,000 for the same quarter of 1999. The increase was due to the financing obtained to enable the company to acquire Pro Golf in June 1999.

Net loss for the quarter ended March 31, 2000 was $867,000, compared to a loss of $462,000 during the same quarter of 1999. Due to the continued losses of certain of the Company's operating subsidiaries, management is reviewing its business model and expects to reorganize its operations into a leaner Company with the lower operating costs. In order for this strategy to be successful the Company must obtain additional financing and capital to fund its operations and growth.

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

Date:   May 22, 2000
     -----------------------------------