Form 10-Q
period 2000-06-30
AJAY SPORTS INC
filed 2000-08-21
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                      OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934

                  For the transition period from__________to__________

                          Commission File No. 0-18204

                                AJAY SPORTS, INC.
            (Exact name of Registrant as specified in its charter)


 Delaware                                            39-1644025
--------------                                      ------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

32751 Middlebelt  Rd., Suite B
Farmington Hills, Michigan 48334                    (248)851-5651
--------------------------------                    -------------------
(Address of principal executive offices          (Registrant"s Telephone Number,
including Zip Code)                               including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 6/30/00 is  4,120,367
                                                            ---------
                Transitional Small Business Disclosure Format
                                    Yes    No X
                                       --     --

PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                                                                  AJAY SPORTS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEETS
                                                                              (IN THOUSANDS)

                                                                 June 30,2000               December 31,
                                                                 (Unaudited)                    1999
ASSETS                                                           ------------                ------------

Current assets:
     Cash                                                     $             20            $           101
     Marketable  securities - available for sale                           291                        348
     Trade accounts receivable, net                                      1,537                      3,247
     Inventories                                                            16                      3,969
     Prepaid expenses and other                                            963                       1179
                                                               ---------------             --------------
                                                                         2,827                      8,844

Fixed assets, net                                                          133                      1,693
Other assets                                                             6,784                      7,037
Deferred tax benefit                                                     7,543                      6,582
Goodwill                                                                 1,566                      1,577
                                                               ---------------             --------------
                   Total assets                               $         18,853            $        25,733
                                                               ===============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long term debt                       $            900            $           995
      Accounts payable                                                       -                      5,043
      Accrued expenses                                                   1,176                      1,099
                                                               ---------------             --------------
                    Total current liabilities                            2,076                      7,137

Notes payable to affiliates - long term                                      -                      2,087
Notes payable to banks  -  long term                                     7,575                     13,886
Notes payable - long term                                                1,200                      2,070
Commitments and contingencies                                                -                          -
Net liabilities of discontinued operations                               7,730                          -
                                                               ---------------             --------------
                    Total  liabilities                                  18,581                     25,180
                                                               ---------------             --------------

 Minority Interest in Subsidiary                                            18                         24
                                                               ---------------             --------------

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares
                  outstanding at liquidation value                       1,250                      1,250
            Series C, $0.01 par value, 217,939 shares
                 outstanding at stated value                             2,179                      2,179
            Series D, $0.01 par value, 6,000,000 shares                     60                         60
      Common stock, $.01 par value 100,000,000 shares authorized,
                 4,120,017 and 4,091,091 shares outstanding                 41                         41
Additional paid-in capital                                              16,763                     15,500
Accumulated deficit                                                    (19,961)                   (18,470)
Accumulated other comprehensive income                                     (78)                       (31)
                                                               ----------------           ----------------
            Total stockholders' equity                                     254                        529
                                                               ----------------           ----------------
            Total liabilities and stockholders' equity        $         18,853           $         25,733
                                                               ================           ================


                                                                                                        <C

                                                               AJAY SPORTS, INC. AND SUBSIDIARIES
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                          (UNAUDITED)



                                                     Three Months                        Six Months
                                                     Ended June 30,                      Ended June 30,
                                                  2000              1999                 2000              1999
                                                  -----             -----                -----             -----
Net sales                                      $   1,589         $       -         $      2,397          $      -

Cost of sales                                          3                 -                    8                 -
                                                --------          --------          -----------           -------
      Gross profit                                 1,586                 -                2,389                 -

Selling, general and
   administrative expenses                           976                 -                1,729                 -
                                                --------          --------          -----------           -------
      Operating income (loss)                        610                 -                  660                 -

Non-operating expense:
      Interest expense, net                          249                 -                  499                 -
      Other, net                                     174                                    403                 -
                                                --------          --------          -----------           -------
      Total non-operating expense                    423                 -                  902                 -
                                                --------          --------          -----------           -------
Income (loss) before minority interest and
     income taxes                                    187                 -                 (242)                -

Minority interest in income (loss) of subsidiary       2                 -                   (6)                -
                                                --------          --------          ------------          -------
Income (loss) before income taxes                    185                 -                 (236)                -

Income tax expense (benefit)                          65                 -                  (83)                -
                                                --------          --------          ------------          -------
Net income (loss) from continuing operations         120                 -                 (153)                -

 Discontinued operations:
  (Loss) from operations of golf wholesale segment
     to be disposed of (net of income tax
     benefit of $601 in 2000 and $268 in 1999)      (559)             (363)              (1,130)             (961)
  (Loss) from operations of furniture operations
    to be disposed of (net of income tax benefit$112
    of in 2000 and $7 in 1999)                      (185)             (149)                (208)              (13)
                                                ---------         ---------         ------------          --------
       Total (loss) from discontinued operations    (744)             (512)              (1,338)             (974)
                                                ---------         ---------         ------------          --------
Net (loss)                                         $(624)        $    (512)        $     (1,491)         $   (974)
                                                =========         =========         ============         =========

Earnings (loss) per share - primary and fully diluted
  Income (loss) from continuing operations         $ 0.03         $       -         $      (0.04)         $      -
  (Loss) from discontinued operations               (0.23)            (0.15)               (0.37)            (0.29)
                                                 ---------         ---------         ------------          --------
  Net (loss) per share                              (0.20)        $   (0.15)        $      (0.41)         $  (0.29)
                                                 =========         =========         ============         =========
Weighted average common shares outstanding           4,101             3,957                4,096             3,957
                                                 =========         =========         ============         =========




                                                              AJAY SPORTS, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (IN THOUSANDS)
                                                                           (UNAUDITED)


                                                                             Six Months
                                                                           Ended  June 30,
                                                                 2000                          1999
                                                                 ---------------     --------------

Cash flows from operating activities:

      Net (loss)                                            $            (1491)     $          (974)
      Adjustments to reconcile to net cash flows from
      operating activities:
           Depreciation and amortization                                   502                  196
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
           Trade accounts receivable, net                                 (343)               (2,325)
            Inventories                                                   1718                  738
            Prepaid expenses and other current assets                      196                 (302)
            Deferred tax benefits                                         (961)              (4,019)
            Accounts payable                                              (413)                 913
            Accrued expenses                                               309                  389
            Goodwill                                                                         (6,044)
                                                             ------------------     ----------------
                   Net cash used in operating activities                  (483)             (11,428)
                                                             ------------------     ----------------
Cash flows from investing activities:
       Acquisitions of fixed assets                                        (24)                (215)
                                                             ------------------     ----------------
        Net cash used in investing activities                              (24)                (215)
                                                             ------------------     ----------------

Cash flows from financing activities:
        Net change in notes payable                                         24               11,757
        Sales of common stock of subsidiary                                357                  246
        Common stock issued for accounts payable                            28                    0
        Net change in marketable securities                                 57                   97
        Minority interest in loss of subsidiary                             (6)                   0
                                                             ------------------     ---------------
              Net cash provided by  financing activities                   460               12,100
                                                             ------------------     ----------------
Net increase (decrease) in cash                                            (47)                 457
Cash at beginning of period                                                101                    6
                                                             ------------------     ----------------
Cash at end of period                                        $              54       $          463
                                                              =================     ================
       Cash paid for interest                                $           1,083       $          215
                                                              =================     ================
       Cash paid for income tax                                              -                    -
                                                              =================     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

This report contains forward-looking statements including statements containing words such as "believes", "anticipates", "expects" and the like. All statements other than statements of historical fact included in this report are forward looking statements. The Company believes that its expectations reflected in its forward looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct. Important factors including, without limitation, statements relating to planned acquisitions, development of new products, the financial condition of the Company, the ability to increase distribution of the Company"s products, integration of businesses the Company has acquired, disposition of any current business of the Company, a change in the Company's relationships with its bank lenders and/or the Company"s relationship with Williams Controls, Inc., a related company, could cause the Company"s actual results to differ materially from those anticipated in these forward-looking statements. The Company does not intend to update the forward-looking statements contained in this report.

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000 and the results of operations for the six-month periods ended June 30, 2000 and 1999 and the cash flows for the same six-month periods.

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

On June 1, 2000, the Company adopted a formal plan to discontinue its golf manufacturing and wholesale distribution businesses (Ajay Leisure Products, Inc., Palm Springs Golf, Inc., and Prestige Golf, Inc.) and to sell its furniture manufacturing business (Leisure Life, Inc.). In accordance with generally accepted accounting principles, operating results for these businesses are shown separately in the accompanying statement of operations, and the statement of operations for 1999 has been restated and operating results of the segments to be discontinued and sold are also shown separately.

Net sales of the discontinued segments (000's) were $6,501 and $3,950 for the six months and three months ended June 30, 2000, respectively, and were $8,823 and $4,262 for the six months and three months ended June 30, 1999, respectively. These amounts are not included in net sales in the accompanying statement of operations.

Assets and liabilities, at book values, of the discontinued segments consisted of the following at June 30, 2000 (000's):

      Cash                                $      34
      Accounts receivable                     2,054
      Inventories                             2,235
      Prepaid expenses                          240
      Property, plant, and equipment          1,329
      Other assets                               90
                                             ------
         Total assets                         5,982
                                             ------
      Accounts payable                        4,630
      Accrued expenses                        1,197
      Notes payable                           7,528
      Other liabilities                         357
                                             ------
         Total liabilities                   13,712

         Excess of liabilities over assets $  7,730
                                              =====

Liabilities of the operations being discontinued exceeded assets of those operations at June 30, 2000. The net liability has been separately classified in the accompanying balance sheet at June 30, 2000. The December 31, 1999 balance sheet has not been restated.

2.    INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:


                           June 30,                  December 31,
                              2000                          1999
                           --------                  ------------
Raw Materials                $     -                        $ 827

Work in Process                    -
                                                              903

Finished Goods                    16                        2,239
                              ------                       ------
                             $    16                      $ 3,969
                             $======                      $======

3.    NOTES PAYABLE TO BANKS

On February 2, 1999, the Company entered an agreement with Wells for a seasonal over advance of up to $750,000 beginning February 2, 1999. The full amount of this over advance was due June 2000. The interest rate on advances outstanding on the over advance is prime plus 2%. The Company has been operating under a forbearance agreement since June 2, 2000 as it was unable to repay the overadvance when it was due. Other Wells loans are also under this forbearance agreement. Proceeds from assets sold as part of its discontinuance and sale of the discontinued operations are expected to provide funds to satisfy the Wells loans.

On June 23, 1999 the Company, through a newly formed subsidiary, Pro Golf International, Inc. increased its borrowings by $8,500,000 with a 75-day bridge loan from Comerica Bank. The proceeds of this loan were used toward the purchase of 100% of the outstanding common stock of Pro Golf of America, Inc. Effective June 22, 2000 the loan was extended and is now a demand note, with interest due monthly and principal payment of $75,000 a month beginning September 1, 2000.
At June 30, 2000 the principal balance due on this loan was $8,425,000 plus fees due of $300,000.

On July 1, 2000 the Company was unable to repay the principal amount of $1,304,538, which was due under its loan from U.S. National Bank of Oregon. The Company expects to be notified that it is considered in default of the loan agreement, and is in the process of raising additional equity and/or debt which can be used in part to satisfy its debt with this Bank.

4.    DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared for 1997,1998,1999 or 2000 due to unavailability of funds. Dividends are in arrears on Series B in the amount of $1,156,575 and on Series C in the amount of $926,202. Dividends are permitted to be paid under the credit agreements when sufficient funds become available.
--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Cautionary Statement" at the beginning of the "Notes to Consolidated Financial Statements".

FINANCIAL CONDITION AND LIQUIDITY - At June 30, 2000, the Company's continuing operations had working capital of $751,000. The ratio of current assets to current liabilities at June 30, 2000 was 1.4.

At June 30, 2000 and into the third quarter, the Company is continuing to work with its lenders with the objective of restructuring its operations and its debt. The Company was not able to repay its seasonal loan with Wells Fargo Bank when it became due on June 2, 2000 and the Company has been operating under a forbearance agreement since that time on the overadvance loan and its other loans with Wells. The Company also was not able to repay its loan with U.S. National Bank of Oregon when the principal amount of $1,304,538 became due on July 1, 2000.

The Company is in need of substantial additional capital, and has engaged professional advisors to assist it in raising equity and debt capital to permit it to repay its bank lenders in full, have sufficient working capital to fund operations during seasonal downturns in the golf industry, and to help it focus its future operations and capital on its profitable franchising business, Pro Golf of America, and development of its internet business, ProGolf.com.
As of August 2000 this financing has not been obtained and the Company is uncertain if and when it will be.

Since late 1999 and into 2000, the Company has been implementing cost reduction measures by reducing its work force and cutting certain other selling and administrative expenses. On June 1, 2000 the Company adopted a strategic plan calling for the liquidation of its Delavan, Wisconsin operations(Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life Inc.). The Company expects to complete the closing of the Wisconsin facility by August 31, 2000. The Company is preparing a plan of liquidation of Leisure Life Inc.because it has not received a viable purchase offer.

It is expected that most, if not all, of the proceeds from the discontinuance of these operations will be used to pay the Company's secured creditors.

RESULT OF OPERATIONS - Due to the continued losses of certain of the Company's operating subsidiaries, management adopted a formal plan of liquidation and the sale of it's Delavan, Wisconsin operations(Ajay Leisure Products, Inc., Palm Springs Golf, Inc.) and the sale of its Baxter, Tennesseej operation (Leisure Life, Inc.). Activities for the operations were reported as from "discontinued operations" in the June 30, 2000 and 1999 (restated) Statement of Operations.

During the quarter ended June 30, 2000, the Company had net sales of $1,589,000 compared to $0 for quarter ended June 30, 1999. This increase was due to the acquisition of Pro Golf of America during June 1999.

Interest expense on continuing opearations for the quarter ended June 30, 1999 $249,000 and related to the financing obtained to enable the Company to acquire Pro Golf in June 1999.

Net loss for the quarter ended June 30, 2000 was $624,000 compared to a loss of $512,000 during the same quarter of 1999. Management expects these net losses to be greatly reduced in future quarters.

Cash per the balance sheet (which represents cash from continuing operations) is not equal to ending cash per the statement of cash flows at June 30, 2000 due to the accounting for discontinued operations. Cash flows for the six months ended June 30, 2000 from discontinued operations were as follows.

 Net cash used in operating activities    $(386)

 Net cash used in investing activities    $   0

 Net cash used in financing activities    $ 109

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On May 22, 2000, the company issued 29,276 shares of its common stock to one vendor in satisfaction of a debt in the amount of $27,812.
         These shares were issued pursuant to one or more exemptions from app-licable regristration requirements provided under the Securities Act of 1933 and the rules and regulations promulagated thereunder, including
         Section 3, Section 4 and/or Regulation D.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         A) Exhibits:

              10.1 Forbearance Agreement dated June 12, 2000, as amended June 21, 2000.

              27    Financial Data Schedule.

         B)   Forms 8-K:

              On June 9, 2000, the Company filed a Current Report on Form 8-K dated June 9, 2000, to report an event under Item 5, Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AJAY SPORTS, INC.




By:    /s/Robert R. Hebard
   -----------------------
Its:  Corporate Secretary

By:    /s/Ronald N. Silberstein
   ----------------------------
Its:    Chief Financial Officer and Chief Accounting Officer



Date:  August 21, 2000