Form 10-Q
period 2000-09-30
AJAY SPORTS INC
filed 2000-11-20
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

MARK ONE:

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from          to
                                                       --------

                           Commission File No. 0-18204

                                AJAY SPORTS, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                                 39-1644025
----------------------                       ----------------------------------
(State or other jurisdiction of            (I.R.S.EmployerIdentification No.)
 Incorporation or Organization)

32751 Middlebelt Rd., Suite B
Farmington Hills, Michigan 48334                                (248)851-5651
----------------------------------            ---------------------------------
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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 9/30/00 is 4,120,367

                  Transitional Small Business Disclosure Format
                        Yes                     No    X
                            ------------           -------

PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         September 30,        December 31,
                                                             2000
                                                          (Unaudited)            1999
                                                         -------------        ------------
ASSETS

Current assets:
     Cash                                                 $       52           $      101
     Marketable  securities - available for sale                   -                  348
     Trade accounts receivable, net                            1,795                3,247
     Inventories                                                  91                3,969
     Prepaid expenses and other                                  601                1,179
                                                            --------             --------
                    Total current assets                       2,539                8,844

Fixed assets, net                                             13,104                1,693
Other assets, net                                              6,747                7,037
Deferred tax benefit                                           9,242                6,582
Goodwill                                                           -                1,577
                                                            --------             --------
                   Total assets                            $  31,632           $   25,733
                                                           =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long term debt                      $     900         $      995
      Accounts payable                                               -              5,043
      Accrued expenses                                           1,376              1,099
                                                              --------            -------
                    Total current liabilities                    2,276              7,137

Notes payable to affiliates - long term                              -              2,087
Notes payable to banks  -  long term                             7,575             13,886
Notes payable - long term                                        7,700              2,070
Commitments and contingencies                                        -                  -
Net liabilities of discontinued operations                      10,500                  -
                                                               --------            -------
                    Total  liabilities                          28,051             25,180
                                                              --------             -------

Minority interest in subsidiary                                     21                 24
                                                              --------             -------

Stockholders' equity:
      Preferred stock, 10,000,000 shares authorized,
            Series B, $0.01 par value, 12,500 shares
                  outstanding at liquidation value               1,250              1,250
            Series C, $0.01 par value, 217,939 shares
                 outstanding at stated value                     2,179              2,179
            Series D, $0.01 par value, 6,000,000 shares             60                 60
      Common stock, $.01 par value 100,000,000 shares authorized,
                 4,120,017 and 4,091,091 shares outstanding         41                 41
Additional paid-in capital                                      23,263             15,500
Accumulated deficit                                            -23,119            -18,470
Accumulated other comprehensive income                            -114                -31
                                                              --------            -------
            Total stockholders' equity                           3,560                529
                                                              --------            -------
            Total liabilities and stockholders' equity      $   31,632         $   25,733
                                                              ========            =======




                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                           Three   Months            Nine   Months
                                                          Ended September 30,        Ended September 30,
                                                       2000           1999          2000        1999
                                                       -----          -----         ------      ------
Net sales                                          $   1,260     $     995        $   3,657  $    995

Cost of sales                                              1             -                9         -
                                                     -------        ------          -------     ------
      Gross profit                                     1,259           995            3,648        995

Selling, general and
   administrative expenses                               707           950            2,436        950
                                                      ------        ------          -------     ------

      Operating income (loss)                            552            45            1,212         45

Non-operating (income) expense:
      Interest expense, net                              255           122              754        122
      Other, net                                         197            -5              600         -5
                                                      ------        ------          -------     ------
      Total non-operating expense                        452           117            1,354        117
                                                      ------        ------          -------     ------
Income (loss) before minority interest and income taxes  100           -72             -142        -72

Minority interest in income (loss) of subsidiary           3            -1               -3         -1
                                                      ------        ------          -------     ------
Income (loss) before income taxes                         97           -71             -139        -71

Income tax expense (benefit)                              34           -25              -49        -25
                                                      ------        ------          -------     ------
Net income (loss) from continuing operations              63           -46              -90        -46

Discontinued operations:
     (Loss) from operations of golf wholesale segment
            to be disposed of (net of income tax benefit
            of $601 in 2000 and $867 in 1999)              -          -650           -1,130     -1,611
     (Loss) on disposal of golf wholesale segment
           (net of income tax benefit of $1,708)      -3,158             -           -3,158          -
     (Loss) from operations of furniture operations to be
            disposed of (net of income tax benefit of $135
            in 2000 and $235 in 1999)                    -63          -423             -248       -436
                                                      ------        ------          -------     ------
      Total (loss) from discontinued operations       -3,221        -1,073           -4,536     -2,047
                                                      ------        ------          -------     ------

Net (loss)                                          $ -3,158     $  -1,119        $  -4,626   $ -2,093
                                                      ======       =======           ======     ======

Earnings (loss) per share - primary and fully diluted
  Income (loss) from continuing operations          $   0.00     $   -0.01        $   -0.02   $  -0.01
  (Loss) from discontinued operations                  -0.79         -0.27            -1.17      -0.52
                                                      ------       -------           ------     ------
  Net (loss) per share                              $  -0.79     $   -0.28        $   -1.19   $  -0.53
                                                      ======       =======           ======     ======
Weighted average common shares outstanding             4,120         3,957            4,104      3,957
                                                      ======       =======           ======     ======



                       AJAY SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS), (UNAUDITED)


                                                                      Nine    Months
                                                                      Ended September 30,
                                                                  2000               1999
                                                                 ----------       ---------
Cash flows from operating activities:

      Net (loss) from operations                              $     -4,626        $   -2,093
      Adjustments to reconcile to net cash flows from
      operating activities:
           Depreciation and amortization                             1,987               303
           Loss on dispositions of property and equipment              290
      Change in assets [(increase)/decrease] and
       liabilities [increase/(decrease)]:
           Trade accounts receivable, net                              140            -1,025
            Inventories                                              3,691             1,448
            Prepaid expenses and other current assets                  376              -377
            Other assets                                                 -               -34
            Deferred tax benefits                                   -2,660            -3,624
            Accounts payable                                           188             1,545
            Accrued expenses                                           833               656
           Trademarks                                                    -            -6,989
                                                                 ---------        ----------

              Net cash provided (used in) operating activities         219           -10,190
                                                                 ---------        ----------
Cash flows from investing activities:
       Acquisitions of fixed assets                                   -170              -234
                                                                 ---------        ----------
            Net cash used in investing activities                     -170              -234
                                                                 ---------        ----------

Cash flows from financing activities:
        Net change in notes payable                                   -570            10,509
        Sales of common stock of subsidiary                            357                 -
        Common stock issued for accounts payable                        43                 -
        Net change in marketable securities                             83                16
        Net change from conversion of preferred stock                    -               303
        Minority interest in loss of subsidiary                         -3                24
                                                                 ---------         ---------
            Net cash provided by (used in)financing activities         -90            10,852
                                                                 ---------         ---------
Net increase (decrease) in cash                                        -41               428
Cash at beginning of period                                            101                 6
                                                                 ---------         ---------
Cash at end of period                                            $      60        $      434
                                                                 =========         =========
Supplemental disclosures of cash flow information:
       Cash paid for interest                                    $     878        $      622
                                                                 =========        ===========

       Cash paid for income tax                                  $       -        $        -
                                                                 =========         =========

Non-cash financing transactions:
       Common stock issued for real property                     $  13,000        $        -
                                                                 ==========        =========


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This report contains forward-looking statements including statements containing words such as "believes", "anticipates", " expects" and the like. All statements other than statements of historical fact included in this report are forward looking statements. The Company believes that its expectations reflected in its forward looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct. Important factors including, without limitation, statements relating to planned acquisitions, development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company has acquired, disposition of any current business of the Company, a change in the Company's relationships with its bank lenders and/or the Company's relationship with Williams Controls, Inc., a related company, could cause the Company's actual results to differ materially from those anticipated in these forward-looking statements. The Company does not intend to update the forward-looking statements contained in this report.

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000 and the results of operations for the nine-month periods ended September 30, 2000 and 1999 and the cash flows for the same nine-month periods.

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

On June 1, 2000, the Company adopted a formal plan to discontinue its golf manufacturing and wholesale distribution businesses (Ajay Leisure Products, Inc., Palm Springs Golf, Inc., Prestige Golf, Inc. and Ajay De Mexico, Inc.) and to sell its furniture manufacturing business (Leisure Life, Inc.). In accordance with generally accepted accounting principles, operating results for these businesses for the shown separately in the accompanying statement of operations, and the statement of operations for 1999 has been restated and operating results of the segments to be discontinued and sold are also shown separately.

Net sales of the discontinued segments (000's) were $6,979 and $478 for the nine months and three months ended September 30, 2000, respectively, and were $10,512 and $1,689 for the nine months and three months ended September 30, 1999, respectively. These amounts are not included in net sales in the accompanying statement of operations.

Assets and liabilities, at book values, of the discontinued segments consisted of the following at September 30, 2000 (000's):

      Cash                                $          7
      Accounts receivable                        1,312
      Inventories                                  187
      Prepaid expenses                             194
      Property, plant, and equipment               933
      Other assets                                  75
                                                 -----
         Total assets                            2,708
                                                 -----

      Accounts payable                           4,792
      Accrued expenses                           1,486
      Notes payable                              6,382
      Other liabilities                            548
                                                ------
         Total liabilities                      13,208
                                                ------

         Excess of liabilities over assets     $10,500
                                                ======

Liabilities of the operations being discontinued exceeded assets of those operations at September 30, 2000. The net liability has been separately classified in the accompanying balance sheet at September 30, 2000. The December 31, 1999 balance sheet has not been restated.

2.    INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

                           September 30,             December 31,
                             2000                       1999
                           ------------              -------------

Raw Materials            $     -                     $    827

Work in Process                -
                                                          903

Finished Goods                91                        2,239
                           -------                     -------

                         $    91                     $  3,969
                           =======                    ========


3.    NOTES PAYABLE TO BANKS

On February 2, 1999, the Company entered an agreement with Wells Fargo Bank for a seasonal over advance of up to $750,000 beginning February 2, 1999. The full amount of this over advance was due June 2000. The Company has been operating under a forbearance agreement since June 2, 2000, as it was unable to repay the loan when it was due. Other Wells loans are also under this forbearance agreement. Proceeds from assets sold as part of its discontinuance and sale of the discontinued operations are expected to provide funds to satisfy the Wells loans.

The Company also was not able to repay its loan with U.S. National Bank of Oregon when the principle amount of $1,315,000 became due on July 1, 2000 and has been operating under a forbearance agreement that expired on October 31, 2000 and is being renegotiated.

On June 23, 1999 the Company, through a newly formed subsidiary, Pro Golf International, Inc. increased its borrowings by $8,500,000 with a 75-day bridge loan from Comerica Bank. The proceeds of this loan were used toward the purchase of 100% of the outstanding common stock of Pro Golf of America, Inc. Effective June 22, 2000 the loan was extended and became a demand note, with interest due monthly and principal of $75,000 a month beginning September 1, 2000. The Company was declared to be in default of the loan provisions on September 1, 2000 and has been operating under a forbearance agreement since that time. The forbearance agreement calls for monthly payments of interest, with all principal and fees due by December 1, 2000. At September 30, 2000 the principal balance due on this loan was $8,425,000, and fees were owed of $300,000.

4.    DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared for 1997,1998, 1999 or 2000 due to unavailability of funds. Dividends are in arrears on Series B in the amount of $1,181,575 and on Series C in the amount of $986,467. Dividends are permitted to be paid under the credit agreement when sufficient funds become available.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Cautionary Statement" at the beginning of the "Notes to Consolidated Financial Statements".
 .
FINANCIAL CONDITION AND LIQUIDITY - At September 30, 2000, the Company's continuing operations had working capital of $263,000 as compared to $1,707,000 at December 31, 1999, which includes the operations being discontinued and sold. The ratio of current assets to current liabilities at September 30, 2000 was 1.1, as compared to 1.2 as of December 31, 1999.

During late 1999 and into 2000, the Company took action to reduce operating costs by reducing its work force and cutting certain other selling and administrative expenses. The Company also closed its Mexicali, Mexico facility during June 2000. On June 1, 2000 the Company adopted a strategic plan calling for the liquidation of its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life, Inc.). The Company completed the closing of the Wisconsin facility on August 31, 2000. The Company has been attempting to sell Leisure Life, Inc. and has made a proposal to Wells that funding continue through the current season so that cash flow can further reduce the loan balance and a qualified buyer can be located.

It is expected that most, if not all, of the proceeds from the discontinuance of these operations will be used to pay the Company's secured creditors.

At September 30, 2000 and into the fourth quarter, the Company is reviewing its current loan positions with its lenders. Its seasonal loan with Wells Fargo Bank was extended through June 2, 2000 and the Company has been operating under a forbearance agreement since that time on that loan and its other loans with Wells. The Company also was not able to repay its loan with U.S. National Bank of Oregon when the principle amount of $1,340,000 became due on July 1, 2000 and has been operating under a forbearance agreement that expired on October 31, 2000 and is being renegotiated. The Company is also operating under a forbearance agreement with Comerica Bank that calls for loan principal of $8,425,000 and fees of $300,000 to be paid in full on December 1, 2000. The Company is in need of substantial additional capital, and has engaged professional advisors to assist it in raising equity and debt capital to permit it to repay its bank lenders in full, have sufficient working capital to fund operations during seasonal downturns in the golf industry, and to help it achieve its expansion goals with Pro Golf of America and Pro Golf Online, Inc. As of November 20, 2000, new financing has begun to come in through a private offering of 5,000,000 shares of common stock of Pro Golf Online. Subscriptions for _____ shares at $2.50 per share have been received and paid for as of that date. The Company is also proceeding with efforts to raise up to $13,000,000 in a combination of equity, subordinated debt, and senior debt in its Pro Golf International, Inc. subsidiary, the proceeds of which may be used to refinance its bank debt and subordinated debt and for working capital.

In July 2000, Pro Golf International, Inc. acquired golf real estate in Birch Run, Michigan and vacant land in Vero Beach, Florida in exchange for 108,334 common shares of PGI. The properties had appraised values of $13,000,000 and debt approximating $6,500,000. The Company presently is conducting interviews with commercial real estate brokers and intends to list the properties for sale during the fourth quarter of 2000.

RESULT OF OPERATIONS - Due to the continued losses of certain of the Company's operating subsidiaries, management adopted a formal plan of liquidation and sale of it's Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life, Inc.). Activities for these operations were reported as "discontinued operations" in the September 30, 2000 and 1999 (restated) Statement of Operations.

During the quarter ended September 30, 2000, the Company had net sales from continuing operations of $1,260,000 compared to $995,000 for the quarter ended September 30, 1999. This increase was due to increased royalties earned by its franchise operations, new franchise sales during the quarter ended September 30, 2000, and rental income accrued on its golf real estate that was acquired in July 2000.

Interest expense on continuing operations for the quarter ended September 30, 2000 was $255,000 and related to the financing obtained to enable the Company to acquire Pro Golf in June 1999.

Net income from continuing operations for the quarter ended September 30, 2000 was $63,000 compared to a (restated to remove discontinued operations) loss of $46,000 during the same quarter of 1999. Prior to restatement, the loss from operations for the nine months ended September 30, 1999 was $2,093,000.

Cash flows for the nine months ended September 30, 2000 from discontinued operations were as follows:

      Net cash provided by operating activities            $       79

      Net cash used in investing activities                $        0

      Net cash used in financing activities                $      704

PART II.  OTHER INFORMATION

Item 5.  Other Information.

         None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.


         A) Exhibits:

              27    Financial Data Schedule.

         B)   Forms 8-K:

              Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AJAY SPORTS, INC.
                         -----------------------------

                                       By:    /s/Robert R. Hebard
                                          ---------------------------
                                       Its:     Corporate Secretary

                                       By:    /s/Ronald N. Silberstein
                                          ---------------------------
                                       Its:    Chief Financial Officer

Date: November 20, 2000