Form 10-Q/A
period 2000-09-30
AJAY SPORTS INC
filed 2000-12-01
CIK 854858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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

At September 30, 2000 and into the fourth quarter, the Company is reviewing its current loan positions with its lenders. Its seasonal loan with Wells Fargo Bank was extended through June 2, 2000 and the Company has been operating under a forbearance agreement since that time on that loan and its other loans with Wells. The Company also was not able to repay its loan with U.S. National Bank of Oregon when the principle amount of $1,340,000 became due on July 1, 2000 and has been operating under a forbearance agreement that expired on October 31, 2000 and is being renegotiated. The Company is also operating under a forbearance agreement with Comerica Bank that calls for loan principal of $8,425,000 and fees of $300,000 to be paid in full on December 1, 2000. The Company is in need of substantial additional capital, and has engaged professional advisors to assist it in raising equity and debt capital to permit it to repay its bank lenders in full, have sufficient working capital to fund operations during seasonal downturns in the golf industry, and to help it achieve its expansion goals with Pro Golf of America and Pro Golf Online, Inc. As of November 20, 2000, new financing has begun to come in through a private offering of 5,000,000 shares of common stock of Pro Golf Online. Subscriptions for 32,000 shares at $2.50 per share have been received and paid for as of that date. The Company is also proceeding with efforts to raise up to $13,000,000 in a combination of equity, subordinated debt, and senior debt in its Pro Golf International, Inc. subsidiary, the proceeds of which may be used to refinance its bank debt and subordinated debt and for working capital.

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


         A) Exhibits:

            10.1   Forbearance Agreement dated September 1, 2000.

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