Form 10-K
period 2000-12-31
AJAY SPORTS INC
filed 2001-05-30
CIK 854858

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                  FORM 10-K

Mark One

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended December 31, 2000

                                       OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the Transition period from          to

                         Commission File Number 0-18204

                                 AJAY SPORTS, INC.
                                 ----------------
                (Exact Name of Registrant as Specified in its Charter)


Delaware                                                           39-1644025
------------------------                              -----------------------
(State or other jurisdiction of                        (IRS Employer
Incorporation or Organization)                          Identification No.)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan 48334	                        (248) 851-5651
-----------------------------------                    -------------------
(Address of Principal Executive Offices 	        (Registrant's Telephone
 including Zip Code)                              Number including Area Code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.      	Yes    X   No
                                   ----     ----




Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        X
                                   ----
The aggregate market value of the voting stock held by nonaffiliates as of
May 18, 2001 was $92,176.   The number of shares outstanding of the
Registrant's $.01 par value common stock at May 18, 2001 was 4,120,017.

                       Documents Incorporated by Reference



                                     None


                                Ajay Sports, Inc.
                                     Index
                                   May 30, 2001


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
the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company has acquired, disposition or discontinuation of any current business of the Company, and the Company's relationship with Williams
Controls, Inc., a related company.   These forward-looking statements are
subject to the business and economic risks faced by the Company including the ability of the Company to obtain sufficient working capital for its operations. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in this report.

Item 1.	Description of Business
            ------------------------
General
-------
Ajay Sports, Inc. (the "Company") owns Pro Golf of America, Inc., the world's largest franchiser of "golf only" retail stores, with over 150 stores in the United States, Canada, the Bahamas, and the Philippines. The Company also marketed and distributed golf clubs, golf bags, golf gloves, golf accessories, hand-pulled golf carts and casual living furniture, prior to deciding to discontinue those business operations in June 2000.

The Company operates the franchise segment of its business through Pro Golf International, Inc. ("PGI"), a majority-owned subsidiary, which was formed during 1999 and owns 100% of the outstanding stock of Pro Golf of America, Inc. ("PGOA" or "Pro Golf") and a majority of the stock of ProGolf.com, Inc. ("PG.com"). PGOA is the franchiser of Pro Golf Discount retail golf stores ("PGD stores"). ProGolf.com is a development stage company formed to help drive traffic to its franchisee stores and to sell golf equipment and other golf-related products and services over the Internet. The Company operated the mass-market golf segment of its business through Ajay Leisure Products, Inc. ("Ajay") a wholly owned subsidiary. Leisure Life, Inc. ("Leisure Life"), another wholly owned operating subsidiary, manufactures and markets casual living furniture and is still operating while a sale of Leisure Life is being pursued or until it is liquidated or closed. Palm Springs Golf, Inc. ("Palm Springs"), another wholly owned operating subsidiary, marketed golf clubs, golf bags, golf gloves, accessories and carts for distribution to the off-course pro shop markets. Prestige Golf Corp. ("Prestige"), another wholly owned subsidiary, purchased current in-line and closeout golf equipment for distribution mainly through Pro Golf Discount stores and an Internet site, ProGolf.com. In June 2000, the Company's management elected to discontinue the businesses of Ajay, Leisure Life, Palm Springs, and Prestige due to on going operating losses and negative cash flows at these companies. All references to the Company include PGI, PGOA, and PG.com, Ajay, Leisure Life, Palm Springs, and Prestige unless otherwise specified.

PGOA provides services to its franchisees in exchange for initial franchise fees and ongoing royalties based on a percentage of retail sales. The Company plans to enhance its traditional sales and distribution methods by its recently introduced Internet site, ProGolf.com, and is also exploring new franchise models, such as golf domes. Ajay's products primarily were sold nationwide to large retailers such as discount stores, department stores, catalog showrooms and other mass merchandise and sports specialty outlets. The products manufactured by Ajay were primarily sold under the Spalding, Palm Springs, Pro Classic, Leisure Life, Pro USA, and private label brand names. Leisure Life's furniture products are sold through independent retailers, hardware store cooperatives and larger chains of home and garden stores. Palm Springs' products were sold through off-course golf specialty shops.

The Company was organized under Delaware law on August 18, 1988. Its administrative office is located at 32751 Middlebelt Road, Suite B, Farmington Hills, MI 48334, where its telephone number is (248) 851-5651. The Company also operates a manufacturing and distribution facility at 215 4th Avenue North, Baxter, TN 38544, headquarters for its Leisure Life subsidiary.

Business Strategies
--------------------
The Company's strategies are to improve its position as the global leader in retail golf sales at its Pro Golf Discount franchised stores, and to develop a golf category-killer website for internet sales of golf equipment and related products and services. The Company is also exploring other golf related activities, including golf domes. The Company believes that the following competitive strengths contribute to its position as a market leader:

Strong Brand Recognition.    Pro Golf Discount ("PGD") is a highly recognized
name in the golf industry with more than 150 franchised stores operating in the United States, Canada, the Philippines, and the Bahamas. Pro Golf of America, Inc. franchises the PGD stores and a significant portion of PGOA's revenues result from franchise fees and royalties associated with these stores.

From 1983 through 1998 a significant portion of the Company's revenues resulted from the sale of golf products manufactured and sold pursuant to a license agreement with Spalding Sports Worldwide ("Spalding"). In March 1999 the Company began an 18-month phase out of products bearing the Spalding name. This phasing out process resulted in sharply decreased sales by the Company during 1999 because Spalding had been the Company's primary brand sold to mass merchants. In June 2000 the Company discontinued its golf products manufacturing operations.

Reputation for Quality. The Company believes that the services it provides to its franchisees equals or exceeds the performance of its competitors. Its Pro Golf Discount franchised stores have an international reputation for quality name brand and private label golf merchandise at the best prices.

Tradition of Innovation. Throughout PGOA's history it has tried to maintain a tradition of new product development for its private label golf merchandise lines sold in the Pro Golf Discount stores. The products are able to provide the franchisees with quality golf products at competitive prices with higher margins than name brand product lines and help fill out the product mix carried in the stores.

Growth Opportunities
--------------------
The Company believes that PGD's strong brand recognition, reputation for quality, and tradition of innovation position it to take advantage of opportunities for future growth including:

Adding Value for Franchisees. The main objective of PGOA is to increase profitability of its PGD stores to ensure the long-term success of its franchisees. We are intent on strengthening our private label and exclusive products offering to the stores to create improved margins and also work to continually improve the relationships with golf product vendors. Synergies between the stores and the internet will be developed to strengthen the Pro Golf brand and help our stores better service the Pro Golf customers.
Stores will be provided with more profit-making opportunities. Happy and healthy franchisees will help fuel our expansion.

New Business Models. We are currently developing new products that will broaden the PGOA offerings and create new profit opportunities. Business models are being developed to: (a) franchise a bigger, more profitable model which includes a golf dome and a retail store; (b) help our franchisees broaden their golf services offered to local corporations, including golf outing management and corporate premiums and ad specialty products;
(c) create overseas distribution for Excalibur and Unique, our proprietary private label brands; and (d) open a "no frills" factory outlet store, stressing closeouts and factory direct pricing, which would function as a clearance center for our franchisees and for key vendor closeouts and overstocks.

Increased Market Penetration.   The Company, through its subsidiaries PGOA
and PG.com, has aggressive expansion plans for 2001 and beyond. The expansion plans will require additional capital in order to be successfully executed. The plans include: purchasing a competitor, adding 18-24 new franchised stores per year by aggressively recruiting new franchisees, acquiring other independent specialty store chains and converting strong independent competitors into Pro Golf Discount stores, expanding in additional major markets in the United States, and using the internet to drive more traffic to the PGD stores, helping the PGD stores to better manage and control their inventory, and as a distribution channel to sell golf equipment and golf-related services.

Golf Business
----------------
Golf, which is the primary market for the Company's businesses other than
Leisure Life, continues to be a popular form of recreation.   According to
the National Golf Foundation ("NGF"), a trade association, rounds of golf played in 1999 reached the highest point ever, roughly 564 million, due to an increase in average rounds played per golfer to 21.3.  The pace of golf
course development also continues steadily.   NGF reports that 1999
marked the fifth consecutive year where new golf course openings exceeded
400. According to NGF market research, the number of U. S. golfers
was approximately 26.4 million.   The NGF statistics show that in 1999, more
golfers were playing more rounds than ever before.  The population of golfers in 1999 was 80.6% male and 19.4% female, with 78.1% between
the ages of 17 and 60.   In addition, favorable demographic trends
offer encouraging growth prospects for the retail golf equipment and accessories industry both in terms of participation rate and number of rounds. The Company believes there is a great opportunity for increased participation both by women and golfers under 18 and over 60, and that there is a great opportunity for increased participation by minorities. These beliefs are based on expected increased interest by younger players, increased emphasis on women's golf, and improvements in health, leisure time, increasing numbers of people moving into the over 60 age group, and the success and increased visibility of minority golfers such as Tiger Woods and Sergio Garcia. In addition, favorable demographic trends offer encouraging growth prospects for the retail golf equipment and accessories industry both in terms of participation rate and number of rounds.

Marketing and Distribution. PGOA services its franchisees through its in-house support staff, and its staff routinely attends trade shows and maintains close contact with outside vendors to keep PGD in the forefront of golf and retail innovation and technology. PGOA's franchisees spend approximately $10 million annually on local and national advertising, which helps expand recognition of the Pro Golf brand name. PG.com intends to supplement this advertising with substantial advertising of its own beginning in the latter half of 2001. The Company believes that future success in golf retailing will be dependent on being able to provide the customer with information and product availability at any time and in any way that the customer wants it. Technology is changing the retail landscape and Pro
Golf believes its success will be enhanced by becoming a multi-channel company that is accessible to customers on their terms. This multi-channel philosophy will enhance the way PGOA interacts with its franchisees and also the way the PGD stores interact with customers.

Leisure Furniture Business
--------------------------
Leisure furniture, used on porches, decks, patios, in sun rooms and yards has traditionally consisted of aluminum, resin, wrought iron and low to medium priced wood products. The designs of wood products have not been stylish or particularly comfortable for seating. Leisure Life's "In Motion" furniture products, which feature contoured slings, adjustability and comfort, have been received favorably in the leisure furniture market.

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

Marketing and Distribution. Currently, Leisure life supplies nearly 3,500 storefronts worldwide and supplies to 20 distributors in various countries around the world. Large chains such as Lowes and Price Costco represent
much of Leisure Life's customer storefront base and sales.   Independent
nurseries, hardware stores, pool and patio shops, home centers, department stores, mail order catalogs and casual furniture stores, along with their respective co-op's and specialty distributors carry Leisure Life swings,
swing sets, seating and rockers.   Export distribution also continues to
grow.

Inventories and Backlog
------------------------
Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of leisure furniture orders to be significant to its business. Because of rapid delivery requirements of its customers, the Company maintains finished goods inventories to provide acceptable service levels to its customers. Inventory turnover in mass-market products is lower than for furniture and reflects maintenance of high service standards for its mass-market customer base and the shorter manufacturing time cycle for furniture products. To reflect the seasonality of the business, inventories tend to be higher from November to May.

Competition
------------
The market in which the Company does business, while very fragmented, is highly competitive, and is served by a number of well-established companies. New product introductions and/or price reductions by competitors continue to generate increased market competition. While the Company believes its franchised stores will continue to be competitive, there can be no assurance that successful marketing efforts by competitors will not negatively impact the Company's future revenues. Additionally, the Company faces much competition from other internet companies which sell golf equipment and services similar to those PG.com will be offering, and at the present time the Company believes that online sales of golf equipment is not a material percentage of total golf sales.

Raw Materials and Components
-------------------------------
Leisure Life purchases pressure treated pine, fabric, cushion stuffing, and miscellaneous hardware used in the manufacturing and assembly process from domestic sources. Alternative sources for raw materials are available and Leisure Life has not experienced difficulty in obtaining raw materials.

Patents and Trademarks
----------------------
The Company owns several patents and trademarks and has proprietary knowledge relating to its product lines. The loss of any of the Company's patents or trademarks may have a material adverse effect on its business.

Employees
----------
As of March 31, 2001, the Company had a total of 33 employees: 15 employees at its Farmington Hills, Michigan office and 18 employees at the Baxter, Tennessee facility. Leisure Life also was leasing 74 workers as of March 31, 2001. The Company considers its current relations with its employees to be good.

Item 2.    Description of Property
           -----------------------
PGOA leases approximately 11,150 square feet of office space in Farmington Hills, Michigan, under an operating lease with its former owners, of which 3,150 square feet is subleased to an affiliated company. The lease is a 36-month operating lease that expires on March 31, 2002, with one option to renew for an additional five years. PGOA has an option, exercisable through March 31, 2002, to purchase the building at fair market value.

Leisure Life owns its manufacturing, assembly, and warehouse facility in Baxter, Tennessee, which consists of approximately 40,000 square feet of
manufacturing and warehousing space, located on 2.8 acres.   The property
carries a mortgage in the amount of $162,400. Due to the planned sale or discontinuance of operations, the building has been listed for sale with a commercial real estate broker since June 2000.

These facilities adequately meet the Company's administrative and production capacity requirements. The Company, on average, utilizes approximately 60% of its facility square footage.

Item 3.	Legal Proceedings
            ------------------
The Company is involved in various legal proceedings that are normal to its businesses, including product liability and workers' compensation claims.
As a result of its tight cash flow, the Company is late on payments due to several of its vendors and is involved in various collection actions against it and may face additional actions of this type. The Company believes that none of this litigation is likely to have a material adverse effect on its financial condition or operations. The Company faces the risk of exposure to product liability claims if consumers using the Company's
products are injured in connection with their use.   While the Company will
continue to attempt to take appropriate precautions, there can be no assurance that it will avoid significant product liability exposure.
Based on historical experience, Ajay, Leisure Life, Palm Springs,
Prestige, PGI, PGOA and PG.com have product liability insurance coverage, which the Company believes is adequate.

Item 4.	Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
There were no matters submitted to a vote of security holders during the fourth quarter.


                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------
Market Information
------------------
The Company's Common Stock is traded on the OTC Bulletin Board (the "OTCBB"). The Company's Series C 10% cumulative convertible preferred stock also trades on the OTCBB. No trading information exists for the Company's warrants.
The following table sets forth the range of high and low, ask and bid prices for the last two years. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK
------------              TRADE PRICES
1999	               HIGH/ASK          LOW/BID
----
First Quarter          $ 1.06	           $  .69
Second Quarter         $ 2.63	           $  .69
Third Quarter          $ 2.06	           $  .81
Fourth Quarter         $  .94	           $  .47

2000
----
First Quarter          $ 1.75	           $  .44
Second Quarter         $  .81            $  .31
Third Quarter          $  .50	           $  .25
Fourth Quarter         $  .31	           $  .06

UNITS
-----
1999
----
First Quarter           N/A                N/A
Second Quarter          N/A                N/A
Third Quarter           N/A                N/A
Fourth Quarter          N/A                N/A

2000
----
First Quarter           N/A                N/A
Second Quarter          N/A                N/A
Third Quarter           N/A                N/A
Fourth Quarter          N/A                N/A


SERIES C PREFERRED STOCK
------------------------
1999
-----
First Quarter           $ 3.00            $ 2.00
Second Quarter          $ 5.88            $ 2.00
Third Quarter           $ 5.00            $ 2.50
Fourth Quarter          $ 3.13            $ 1.50

2000
----
First Quarter           $ 4.00            $ 3.75
Second Quarter          $ 2.62            $  .88
Third Quarter           $ 1.25            $  .63
Fourth Quarter          $  .63            $  .31


Holders
-------
The number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company's transfer agent, as of December 31, 2000 are as follows:

                Common Stock            337
                Preferred C              10
                Warrant A                66

Based on a street name shareholder listing, the Company believes that its Round lot common shareholders total approximately 900.

Dividends
---------
Holders of shares of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available. The Company has not paid any dividends on its Common Stock and intends to retain future earnings to finance the development and expansion of its business. The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, bank credit agreement restrictions and the financial condition of the Company. Holders of the Company's Series B Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of 8% based on a stated value of $100 per Series B share,
or $8 per Series B share per year.   Due to a shortage of operating funds
to run the business, dividends have not been paid since January 1997.
Until the Company has cash available for dividends, it does not anticipate declaring or paying dividends on its Series B preferred stock.

Holders of the Company's Series C Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of $1.00 per share.
Due to a shortage of operating funds to run the business, dividends have
not been paid since January 1997.   Until the Company has cash available for
dividends, it does not anticipate declaring or paying dividends on its

Series C preferred stock.


Item 6.  Selected Financial Data
         ------------------------
The following table presents summary historical consolidated financial data derived from audited financial statements of the Company. Statement of Operations Data for 1996 - 1999 has been revised to reflect the presentation for discontinued operations; Balance Sheet Data for 1996 - 1999 has not been revised to reflect the discontinued operations. All amounts in the table below are stated in thousands, except per share amounts.

		 	  		  	Year   Ended     December    31,
                                    ----------------------------------
Statement of Operations:     2000     1999      1998    1997      1996
                             ----     ----      ----    ---- 	-----
	Net sales           $ 4,335	$ 1,587   $    0    $     0   $     0
	Cost of sales            23         0        0          0         0
                          -------    ------   ------    -------   -------
Gross profit                4,312     1,587        0          0         0

Selling, general and
administrative expenses     3,299     1,141        0          0         0
                           ------     -----   ------     ------    ------

Operating income (loss)     1,013       446        0          0         0

Nonoperating income (expense):
Interest expense - net     (1,023)   (   522)      0          0         0
Other, net                 (  896)    (  221)      0          0         0

Minority interest in (loss)
    of subsidiary              22          6       0          0         0
                           ------     ------   ------    ------    -------
(Loss) from operations
before income taxes       (   884)   (   291)      0	        0         0

Income tax expense
   (benefit)              (   459)  (     92)      0          0         0
                          -------    -------    -----     -----     ------
Net (loss) from continuing
Operations                (   425)   (   199)      0          0         0
Net (loss) from
discontinued operations    (2,309)    (2,265) (1,475)    (3,516)   (1,733)
                          --------    -------  ------     ------   -------
Net (loss)	             $ (2,734)  $ (2,464) $(1,475) $ (3,516)  $(1,733)
                         ========   ========= ========  =======   ========
Net (loss) per common
  share                $    (.75)  $   (.70)$   (.47) $  (1.01)	$  (.55)
                        ==========  ========= ======== =========  ========
Weighted average common
and common stock
equivalent shares
outstanding                4,108      4,013    3,909     3,879     3,874
                        =========    =======   ======   =======   =======
Cash dividends per
common share            $       0   $      0 $      0   $     0   $     0
                        =========    =======  =======   =======   =======

		              	  		December 31,

Balance Sheet Data (1):  2000	     1999	     1998	     1997	      1996
                      ------      ------    --------    --------    --------
Working capital	     $    34     $ 1,707    $  5,652   $  8,200    $   3,348
Total assets           $30,758     $25,733    $13,083    $ 16,614    $  18,495
Long term debt         $21,813     $18,043    $ 7,538    $  3,229    $   5,196

   Current and prior years restated to reflect result of reverse 1 for 6 common stock split effective August 14, 1998.

(1) December 31, 2000 summary Balance Sheet Data amounts relate to operating companies only and do not include discontinued operations


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------------

Results of Continuing Operations
--------------------------------
Net Sales

Net sales in 2000 were $4.3 million, compared to sales for the six months ended December 31, 1999 of $1.7 million. Management believes annualized sales were comparable in 2000 versus 1999, as historically the better months of the year would occur during the first half, which are the prime months for the golf retail industry. According to published reports, the golf industry overall sales increased approximately 4% in 2000 over 1999, so PGI's performance was in line with the industry.

Selling, General and Administrative Expenses

SG&A for the year ended December 31, 2000 was $3.3 million compared to $1.1 million for the six months ended December 31, 1999. The main cause for the pro-rata increase were higher expenditures in 2000 for advertising, commissions, and legal fees. During the second half of 2000, the Company began a cost reduction program designed to bring costs in line with the reduced sales levels.

Interest Expense

Interest expense (net) for 2000 was $1,023,000, compared to $522,000 for the ix months ended December 31, 1999.

Income Taxes

PGI had no income tax liability during the years ended December 31, 2000 and 1999. The tax loss for these years is expected to offset future taxable income and reduce future income taxes.

Financial Condition of Continuing Operations
--------------------------------------------
At December 31, 2000, PGI had working capital of $34,000, compared with $14,000 at December 31, 1999. This $20,000 increase resulted from increased receivables due to slower payments on royalties from franchisees caused primarily by a slowing economy and increased payables as a result of weaker cash flows in the fourth quarter of 2000. The ratio of current assets to current liabilities at December 31, 2000 and 1999 was 1.01.

Inventories at December 31, 2000 were $2,000 compared to $16,000 at
December 31, 1999.   The decrease reflects a write-down in the value of
Cadillac golf equipment on hand. Receivables were $1.9 million at December 31, 2000 compared to $1.1 million at December 31, 1999. The increase is due to an increase in royalties receivable from franchisees and an increase in receivables from affiliated companies.

At December 31, 2000 and 1999, net fixed assets were $13.1 million and $90,000, respectively. The increase reflects the acquisition of golf real estate located in Birch Run, Michigan and vacant land in Vero Beach, Florida. The land was listed for sale with commercial real estate brokers during the fourth quarter of 2000.

Capital Resources
-----------------
The Company replaces its office furniture and equipment as needed, and expenditures during 2000 were $23,000 plus an additional $145,000 for development of the website for PG.com.

Liquidity
----------
Cash flow from operations for 2000 was $1,661,000 for the Pro Golf operating
companies.   The Company expects that cash flow from operations will continue to be sufficient to cover the operating expenses and debt requirements
of the franchise operations during the first half of 2001.   However, as
certain liabilities of affiliated companies are also being paid out of the Pro Golf cash flow through intercompany loans, liquidity of the operating companies is expected to be under severe stress until the Company is able to refinance its debt and raise funds for expansion.

The Company's liquidity varies with the seasonality of its business, which, in turn, influences its financing requirements. The seasonal nature of the Company's royalty revenue creates fluctuating cash flow. The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt. The Company is also relying on cash generated from private placements of stock in PGI and PG.com to fund the further development of the website and future expansion of Pro Golf.

During late 1999 and into 2000, the Company sold equity in PGI in a private placement offering and entered into an agreement to acquire developed and undeveloped real estate for existing and planned golf-related activities. During 2000, the Company issued 129,084 shares of PGI stock, which represents 11.4% of the total shares of PGI stock outstanding at December 31, 2000.
Of the new shares issued, $318,000 cash had been received with signed subscription documents, $927,000 was a conversion of subordinated debt and related accrued interest into common stock, and the remaining $6,500,000 was for the acquisition of golf-related real property.

The Company also began an offering of PG.com common stock during November 2000 to raise up to $12,500,000 in gross offering proceeds. If the maximum offering is sold, the shares sold in this offering will represent approximately 33% of the total PG.com common shares outstanding after the offering. Proceeds from these private placements will be used for working capital, acquisitions, and growth. As of May 18, 2001, the Company had received $2,042,000 from this offering.

The Company had anticipated significant additional cash flows resulting from The rents and fees to be received from the golf properties during the initial twelve-month period beginning July 1, 2000. Rental income totaling $333,000 was accrued for the period July 1, 2000 through October 31, 2000. At that time, the real estate was listed for sale with a commercial real estate broker. The rental income receivable is expected to be paid to the Company at the time the real estate is sold.

The company is also negotiating master licensing agreements in foreign countries, to permit others to use its name in various geographic locations, for upfront licensing fees and/or ongoing licensing and royalty payments. Additionally, the dome and retail store combination is planned as a new PGOA franchise model and, if successful, could substantially increase revenues and cash flow of the Company's franchise operations. The Company is also planning to open at least one Company-owned golf dome and Company-owned retail store as funds become available.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------
The Company holds only one market risk instrument.  This is common stock classified as marketable securities available-for-sale and included in the "net liabilities of discontinued operations" amount as an asset of $147,000 as of December 31, 2000. This stock is subject to equity price risk. The full carrying value represents the market value of 156,719 shares of Williams Controls, Inc. common stock valued at $.9375 per share, which is the last reported trade price for 2000. This stock is traded on the Nasdaq national market. The shares were received as part of the restructuring agreement with Williams dated June 30, 1998. These shares have been pledged to Wells Fargo as collateral for the Company's loans. High and low closing prices per share for the Williams common stock for 2000 were $2.44 and $0.44 respectively. Between January 1, 2001 and March 31, 2001 the lowest closing price for
These shares was $0.94 per share.

Item 8.     Financial Statements
            --------------------
Financial statements are attached hereto following Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           ----------------------------------------------------------------
Not applicable.

                                  PART III

Item 10.    Directors and Executive Officers of the registrant
            --------------------------------------------------------------

The Registrant's directors and executive officers as of May 30, 2001 are as follows:

                            Positions and
Name                  Age   Offices with Company           Date First Elected
-------------------   ---   -------------------------      ------------------
Thomas W. Itin        66    Chairman, CEO & President            1993
Ronald N. Silberstein 44    Chief Financial Officer, Chief       1999
                            Administrative Officer,
                            Treasurer and Secretary


Thomas W. Itin.	Mr. Itin was elected Chairman of the Board and President of
the Company in June of 1993, and is the Company's largest single stockholder. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until
January 2001.   He has served as Chairman of the Board, Chief Executive
Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management. Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. In April 2001, Mr. Itin became Chairman of CompuSonics Video Corp., a publicly held company. In April 2001 Mr. Itin became Chief Executive Officer of Enercorp, Inc., a publicly held company.
He received a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin serves on the Cornell University Council and is Chairman of the Technology Transfer Committee.

Ronald N. Silberstein has been Chief Financial Officer and Chief Administrative Officer of the Company since August 1999. He was named Treasurer and Secretary in March 2001. Mr. Silberstein is a Certified Public Accountant and, prior to joining the Company, was a partner in the CPA firm of Hirsch Silberstein & Subelsky, P.C., a firm that he co-founded in 1993, where he consulted with public and private companies on accounting, tax, and operational issues. Mr. Silberstein was the partner in charge of the audit when Hirsch Silberstein & Subelsky, P.C. acted as the Company's independent auditors. Prior to 1993, Mr. Silberstein was a partner in a local Michigan CPA firm. From 1979 to 1988, he was a staff accountant with various CPA firms in Southeast Michigan, including the Detroit office of Ernst & Young. He received a Bachelor of Business Administration degree from the University of Michigan in 1979.

There are no family relationships between any director and executive officer.

Item 11. Executive Compensation
         ----------------------
Summary of Cash and Certain Other Compensation

-----------------------------------------------
The following table shows, for the years ending December 31, 2000, 1999 and 1998, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation from all capacities in which they serve:

Summary Compensation Table
---------------------------


                                     Annual             Long-Term Compensation
                                     Compensation       Securities Underlying
Name and Principal Position  Year    Salary             Options (#Shares)
---------------------------  ----    -----------------  -----------------------
Thomas W. Itin               2000     $      1  (1)              -
Chief Executive Officer of   1999     $      1  (1)              -
the Company                  1998     $      1  (1)              -

Ronald N. Silberstein        2000     $126,000                   -
Chief Financial Officer      1999     $ 50,884 (2)             50,000
and Chief Administrative     1998        N/A                     -
Officer of the Company

Thomas J. Leonard            2000     $150,000 (3)            100,000
President of Pro Golf of     1999        N/A                     -
America, Inc., ProGolf.com,  1998        N/A                     -
Inc. and Ajay Leisure
Products, Inc.

Charles P. "Chip" Doyle      2000      $153,000                  -
Director of                  1999      $ 82,384 (4)              -
ProGolf.com, Inc.            1998         N/A                    -

Clarence H. Yahn             2000         N/A                    -
Director of the Company      1999      $ 76,154 (5)              -
and President of Ajay        1998      $120,000                  -
Leisure Products


(1) See "Employment contracts" below.

(2) Mr. Silberstein joined the Company on August 1, 1999. His annual base salary is $126,000.

(3) Mr. Leonard joined the Company on January 3, 2000. His annual base salary was $120,000. Mr. Leonard left employment with the Company effective
    May 21, 2001.

(4) Compensation for the period after Pro Golf was acquired by the Company (June 23, 1999 - December 31, 1999).

(5) Mr. Yahn left employment with the Company and his position on the Board of Directors effective July 31, 1999.

The Company, in its subsidiary ProGolf.com, adopted an Incentive Stock Plan in January, 2000. The plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of ProGolf.com. During 2000, 604,600 common shares of ProGolf.com were granted to directors, executives, selected employees, and consultants, and options were granted on 144,600 shares. The options are subject to vesting requirements as outlined in the plan.

Options/SAR Grants
--------------------
The table below summarizes options granted during the fiscal year ended December 31, 2000 to the executive officers in the Summary Compensation Table. The Company has not granted any SARs.

              #of          % of Total  Exercise    Expiration  Potential
              Securities   Options     Price       Date        Realizable
 Name         Underlying   Granted to  ($/share)               Value at
              Options      Employees                           Assumed Ann'l
              Granted                                          Rate of Stk.
                                                               Price
                                                               Appreciation
                                                               For Option Term
                                                              5% ($)   10% ($)
------------------------------------------------------------------------------
Thomas W. Itin   0           N/A        N/A         N/A       N/A     N/A
Thomas J.
Leonard       100,000        100        1.00       1/3/06     N/A     N/A
Ronald N.
Silberstein     0            N/A         N/A        N/A       N/A     N/A

Aggregated Option Exercises and Fiscal Year End Option Value
--------------------------------------------------------------
The table below summarizes options, the number of securities underlying unexercised stock options at December 31, 2000 which are held by the executive officers listed in the Summary Compensation Table. No options were exercised during the year and at year-end none were in-the-money.

Aggregated Option Exercises in 2000 and December 31, 2000 Option Values
------------------------------------------------------------------------

                   #Shares    $Value   Securities       Value of In-the
                   Acquired   Realized Underlying       Money Options at
                   Exercise            Unexercised      Year End ($)
                                       Options At
Name                                   Year End (#)
---------------------------------------------------------------------------
Thomas W. Itin        0         0         0     0         0         0
Thomas J. Leonard     0         0         0  100,000      0         0
Ronald N. Silberstein 0         0         0     0         0         0

Compensation of Directors
---------------------------
Directors are not paid any fees for serving on the Board of Directors or attending Board of Directors meetings. However, they are reimbursed for expenses incurred in attending such board meetings.

Under the 1994 Stock Option Plan, the non-employee directors who are members of the Compensation Committee are to receive grants of 834 non-statutory stock
options under the plan at each Annual Meeting.   There were no grants
during 2000 to members of the Compensation Committee because an Annual
Meeting was not held.

Employment Contracts
--------------------
The Company has an employment arrangement with Mr. Itin under which he serves as the President and Chief Executive Officer of the Company at a salary of $1 per year. Mr. Itin has no obligation to continue this arrangement although he has not given the Company any notice of intent to change the arrangement in the near term.

Item 12  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The table below sets forth, as of May 9, 2001, the number of shares of Common Stock beneficially owned by each director and executive officer (named in the Summary Compensation Table) of the Company individually, all such executive officers and directors as a group, and each beneficial owner of more than five percent of the Common Stock. The following stockholders have sole voting and investment power with respect to their holdings unless otherwise footnoted.


Name and Address           Number of Shares             Percentage of
                           Beneficially Owned             Class (1)
--------------------     ----------------------        ---------------------
Thomas W. Itin             2,758,197 (2)(3)(5)(6)(8)            49.5%

32751 Middlebelt Road,
Suite B,Farmington
Hills, MI 48334

Williams Controls          4,019,607 (4)                        53.9%
Industries, Inc.
14100 SW 72nd Avenue
Portland, OR 97224

TICO                       1,990,747 (5)                        37.7%
32751 Middlebelt Road,
Suite B Farmington Hills,
MI 48334

Acrodyne Profit Sharing      462,246 (6)                        10.5%
Trust
32751 Middlebelt Road,
Suite B Farmington Hills,
MI 48334

Enercorp, Inc.                315,634 (7)                        7.6%
32751 Middlebelt Road,
Suite B Farmington Hills,
MI 48334

LBO Capital Corp.             280,001 (8)                        6.7%
32751 Middlebelt Road,
Suite B Farmington Hills,
MI 48334

Ronald N. Silberstein          74,850 (9)                       1.8%
32751 Middlebelt Road,
Suite B Farmington Hills,
MI 48334


Thomas J. Leonard             100,000 (10)                      2.4%
32751 Middlebelt Road,
Suite B Farmington Hills,
MI 48334

All executive officers      2,933,047 (2)(3)(5)(6)(8)(9)(10)    51.3%
and directors as a group
(3 persons)



1) Where persons listed on this table have the right to acquire additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from May 9, 2001, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of
      computing the percentage owned by any other person.   The actual number
      of shares of common stock issued and outstanding as of May 9, 2001 was 4,120,017.

(2) Mr. Itin may be deemed to be a "control person" of the Company. Includes Common Stock and shares of Common Stock issuable upon the exercise of presently exercisable warrants and the conversion of presently convertible Preferred Stock beneficially owned by Mr. Itin's spouse and affiliates of Mr. Itin as follows:


      Entity                           Shares       Description
----------------------------    --------------  ----------------
      TICO                             833,340      Common Stock
      First Equity Corporation          25,203      Common Stock
      Acrodyne Profit Sharing Trust    462,246      Common Stock and warrants
      LBO Capital Corp.                280,001      Common Stock and warrants
                                      --------
                                     1,600,790

      TICO (12,500 shares of Series B
      preferred stock convertible at one
      share for 92.5926 shares of                  Series "B" Preferred Stock
      Common Stock)                  1,157,407        conversion
                                    ----------
                                     2,758,197
                                     =========

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

(3) Does not include 686,274 Common Shares and 3,333,333 shares available from series D preferred on conversion owned by Williams Controls, Inc. Mr. Itin is Chairman of the Board and 30.5% beneficial owner
      of Williams Controls, Inc.   Even though Mr. Itin is a Director of
      Williams Controls, he abstains from voting on matters pertaining to the Company in meetings of the Directors of Williams Controls.

(4)   Includes 3,333,333 shares available from Series D preferred on
      conversion.   See "Certain Relationships and Related Transactions."

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

(7) Includes the following Common Stock owned and shares of Common Stock issuable upon the conversion of presently convertible Preferred Stock owned by Enercorp, Inc., a Colorado corporation, with its Common Stock registered under Section 12(g) of the Exchange Act:


      Common Stock                                          310,785
      2,000 shares of Series C preferred stock,
        convertible at one preferred share for 2.4242
        shares of Common Stock                                4,849
                                                            -------
                                                            315,634
                                                            =======

(8)   Includes 33,334 shares of Common Stock issuable upon exercise of
      warrants.   LBO Capital Corporation is a Colorado corporation of
      which Mr. Itin is a 56% shareholder, Chairman of the Board of Directors, and President.

(9) Includes 50,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

(10) Includes 100,000 shares of Common Stock issuable upon the exercise of outstanding stock options.

                      Compliance with Section 16(a) of the
                        Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires executive officers, directors, and persons who beneficially own more than 10% of the Company's Common Stock to file, with the SEC, initial reports of beneficial ownership on Form 3, reports of changes in beneficial ownership on Form 4, and annual statements of changes in
beneficial ownership on Form 5.   Persons filing such reports are required
under the regulations promulgated by the SEC pursuant to Section 16 to
furnish the Company with copies of such reports.   Based solely upon a
review of the copies of the reports received by the Company during the fiscal year ended December 31, 2000, the Company believes that all reports were timely filed.

Item 13   Certain Relationships and Related Transactions
          ------------------------------------------------
Since 1994, Williams Controls, Inc. has made loans and provided capital to the Company to assist the Company in meeting its financing requirements. Williams owns 686,274 shares of the Company's common stock. Thomas W. Itin, the Company's Chairman, President and Chief Executive Officer, and beneficial owner of approximately 49.5% of the Company's common stock, is also the Chairman and beneficial owner of approximately 29.4%of the common stock of Williams. Mr. Itin was the President, Chief
Executive Officer, and Treasurer of Williams until January 4, 2001.

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

As of June 30, 1998, the Joint Wells Loan was restructured to separate the loans to the Company parties and the Williams parties. This restructuring eliminated joint and several liability to Wells, as well as cross collateral and guarantee agreements, between the Company parties and the Williams parties as they related to the Joint Wells Loan. The Company's credit facility with Wells allowed the Company parties to borrow up to the lesser of $9,500,000 or the Borrowing Base (as defined in the credit agreement).

In connection with the transaction with Wells to separate the loans of the Company parties and the Williams parties effected June 30, 1998, Williams
(a)advanced an additional $2,000,000 in the form of cash and marketable securities, (b) purchased notes payable of approximately $948,000 by the Company to other affiliated parties, Enercorp, Inc. and First Equity Corporation, which evidenced loans provided by those parties during 1997 when the Company required additional capital, (c) and converted $5,000,000 of the amount owed by the Company to Williams into 6,000,000 shares of a newly created class of preferred stock of the Company, its Series D cumulative convertible preferred stock. In connection with these transactions with Williams, the Company delivered a promissory note to Williams for the full amount owed to Williams after conversion of $5,000,000 into the Series D preferred stock (the "Williams Note"). The Williams Note is secured by a lien on substantially all of the assets of the Company parties, which lien is subordinate to the liens of U. S. Bank and Wells.

The Williams note accrues interest at the rate of 16% per annum. As currently structured, the interest became payable on December 31, 2000, and all remaining principal and interest will be due at maturity on August 1, 2001. The Company was not able to pay the loan interest that came due on 2002. December 31, 2000. At December 31, 2000, the Company owed $2,087,000 under the Williams Note. In addition, it owed $1,315,000 to U. S. Bank under the USB Bridge Loan. The Company has been unable to meet its repayment obligations under the USB Bridge Loan and if Williams agrees to and makes payments on the USB Bridge Loan on the Company's behalf, either on its own or as a guarantor, any payments made by Williams would result in an increase in the amount the Company owes to Williams. The Company has been operating under a forbearance agreement with U.S. Bank that expired on October 31, 2000. The Company was notified by U.S. Bank that it intended to foreclose 2000. on April 23, 2001 on its collateral and the loan guarantors.
2000. As of May 9, 2001 no action has been taken by U.S. Bank.

The Series D preferred stock is convertible at the option of Williams into 3,333,333 shares of the Company's common stock. No dividends accrue on the Series D preferred stock until after July 31, 2001. The dividend rate on the Series D preferred stock will be 17% per annum commencing August 1, 2001 and will increase to 24% in 2002. The Series D preferred stock is redeemable by the Company. It is not likely that the Company will be able to raise capital from new sources in order to redeem the Series D preferred stock prior to August 1, 2001.

The Company had also entered into agreements with Williams that required annual payments of $90,000 for administrative fees and $80,000 for management fees for sourcing products overseas on the Company's behalf.
These payments were accrued through September 30, 2000 by the Company and are currently being negotiated due to the discontinuance of the businesses that needed the sourcing during 2000.

During 1999, Williams reimbursed the Company approximately $114,000 for management services provided to Williams by an officer of the Company from 1997 through 1998.


                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 10-K
            -----------------------------------------------------------------
(a)  1.     Financial Statements:

            Ajay Sports, Inc. and Subsidiaries
            Consolidated Financial Statements of Ajay
            Sports, Inc. and Subsidiaries:

            Reports of Independent Accountants

            Consolidated Balance Sheets - December 31, 2000	and 1999

            Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Stockholders' Equity -
            Years ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

            Notes to Financial Statements

     2.     Financial Statement Schedules:

            Ajay Sports, Inc. and Subsidiaries:

            Schedule II - Valuation and Qualifying
            Accounts - Years ended December 31, 2000,
            1999 and 1998

     3.     Exhibits required by Item 601 of Regulation S-K

            The following exhibits represent the Company's
            Management Contracts or Compensatory Plans or arrangements for executive officers:

            Exhibit 3.1 (a) Articles of Incorporation and amendments
            thereto.   (1)

            Exhibit 3.1 (b) Certificate of Designations of Rights
            and Preferences of the Series B 8% Cumulative
            Convertible Preferred Stock of Ajay Sports, Inc.   (3)

            Exhibit 3.1 (c) Certificate of Designations of Rights and Preferences of the Series C 10% Cumulative Preferred
            Stock of Ajay Sports, Inc.   (4)

            Exhibit 3.1 (d) Certificate of Designations of Rights and Preferences of the Registrant's Series D Cumulative
            Convertible Non-Voting Preferred Stock   (8)

            Exhibit 3.1 (e) Certificate of Amendment to Restated Certificate of Incorporation Dated August 11, 1998 for common stock split
            effective August 14, 1998.   (9)

            Exhibit 3.2  Bylaws   (1)

            Exhibit 10.1  Williams/Ajay Loan and Joint Venture
            Implementation Agreement dated May 6, 1994 as
            amended by Letter Agreement dated April 3, 1995  (3)

            Exhibit 10.2  1994 Stock Option Plan   (2)

            Exhibit 10.3  1995 Stock Bonus Plan   (2)

            Exhibit 10.4 (a) Revolving Loan Agreement dated July 25, 1995 Between Ajay Sports, Inc. and United States National Bank of Oregon, including Guaranties, Security Agreements, and Other
            Loan Documents   (4)

            Exhibit 10.4 (b) First Amendment to the July 25, 1995 Revolving Loan Agreement dated October 2, 1995, including amendment to Bulge Loan Note, Supplement to
            Guaranty and Amendment to Revolving Loan Note   (5)

            Exhibit 10.5(a)  Consent Reaffirmation and Release Agreement
            with U. S. Bank and Promissory Note of the Registrant   (6)

            Exhibit 10.5(b)  Extension Agreement and Amendment of Promissory
            Note With U.S. Bank   Filed Herewith

            Exhibit 10.6  Security Agreement dated July 14, 1997,
            among Registrant and its subsidiaries, as debtors, and Williams
            Controls and its subsidiaries as secured parties   (7)

            Exhibit 10.7(a) Credit Agreement, dated June 30, 1998, by and among the Registrant and its subsidiaries and Wells Fargo Bank, NA including Promissory Notes, Security Agreements and other Loan Documents (the "1998 Wells Fargo Credit Agreement") (8)

            Exhibit 10.7(b) Amendment No. 1, dated February 2, 1999, to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(c) Amendment No. 2, dated June 2, 1999 to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(d) Amendment No. 3, dated July 8, 1999, to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(e) Amendment No. 4, dated July 14, 1999 to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(f) Amendment No. 5, dated August 5, 1999, to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(g) Amendment No. 6, dated August 16, 1999 to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(h) Amendment No. 7, dated December 1, 1999, to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(i) Amendment No. 8, dated January 16, 2000, to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(j) Amendment No. 9, dated February 1, 2000, to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(k) Amendment No. 10, dated March 1, 2000 to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(l) Amendment No. 11, dated April 1, 2000, to the 1998 Wells Fargo Credit Agreement. (11)

            Exhibit 10.7(m) Second Mortgage and $70M Promissory Note payable To Wells Fargo related to the Baxter, Tennessee facility. Filed Herewith

            Exhibit 10.7(n) Forbearance Agreement with Wells Fargo, dated June 12, 2000, As amended June 21, 2000 (12)

            Exhibit 10.7(o) Agreement Regarding Discretionary Advances, dated December 1, 2000, with Wells Fargo. Filed Herewith

            Exhibit 10.8 Restructuring agreement, dated June 30, 1998, by and among Registrant and its subsidiaries and Williams Controls,
            Inc. including promissory note   (8)

            Exhibit 10.9(a) Master Revolving Note dated June 22, 1999, in the principal amount of $8.5 million between Pro Golf
            International, Inc. as borrower and Comerica Bank as lender (the "Comerica Note") (11)

            Exhibit 10.9(b)  Amendment No. 1 to Comerica Note.  (11)

            Exhibit 10.9(c)  Amendment No. 2 to Comerica Note.  (11)

            Exhibit 10.9(d)  Amendment No. 3 to Comerica Note  (11)

            Exhibit 10.9(e) Form of Guaranty for the Comerica Note, as signed by the Registrant (11)

            Exhibit 10.9(f) Form of Guaranty for the Comerica Note, as signed by each of Thomas W. and Shirley B. Itin, Colorado Ridge Corporation, TICO, Acrodyne Corporation, SICO, Pro Golf of
            America, Inc. and Woodward Partners	(11)

            Exhibit 10.9(g) Form of Security Agreement under the Comerica Note as signed by Pro Golf of America, Inc. and Pro Golf International, Inc. (11)

            Exhibit 10.9(h) Forbearance Agreement with Comerica, dated September 1, 2000. (13)

            Exhibit 10.9(i) Forbearance Extension Agreement with Comerica, dated May _10, 2001. Filed Herewih

            Exhibit 10.10(a) Form of Subordinated Promissory Note (Maker Pro Golf International, Inc.) (11)

            Exhibit 10.10(b)  Form of Comerica Subordination Agreement (11)

            Exhibit 10.11 Warrants issued to former shareholders of Pro Golf of America, Inc. (10)

            Exhibit 10.12 Incentive Stock Plan of ProGolf.com, Inc.  Filed
            Herewith

            Exhibit 21.0  List of Subsidiaries      Filed Herewith

            Exhibit 23.1 Consent of Hirsch Silberstein & Subelsky, PC Filed Herewith

            Exhibit 23.2  Consent of J L Stephan Co., PC     Filed Herewith

            Exhibit 27.0  Financial Data Schedule      Filed Herewith

                    Notes Related to Exhibits Incorporated by Reference
                    ----------------------------------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-18 No. 33-30760.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-8, No. 33-89,650.

(1) Incorporated by reference from the Registrant's form 10-K filed for December 31, 1994. (SEC File No. 0-18204)

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-2, File No. 33-58753.

(1) Incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended September 30, 1995. (SEC file No. 0-18204)

(1) Incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended June 30, 1997. (SEC file No. 0-18204)

(1) Incorporated by reference from the Registrant's 10-K filed for December 31, 1997. (SEC file No. 0-18204)

(1) Incorporated by reference from the Registrant's Form 10-Q for the
      Quarterly period ended June 30, 1998.   (SEC file No. 0-18204)

(1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (SEC file No. 0-18204)

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K, Date of Report June 23, 1999 as filed with the SEC on July 8, 1999 (SEC File No. 0-18204)

(1) Incorporated by reference from the Registrant's 10-K filed for December 31, 1999. (SEC file No. 0-18204)

(1) Incorporated by reference from the Registrant's Form 10-Q for
      the Quarterly period ended June 30, 2000.   (SEC file No. 0-18204)

(1) Incorporated by reference from the Registrant's Form 10-Q for the Quarterly period ended September 30, 2000. (SEC file No. 0-18204)


                                  SIGNATURES


Requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ajay Sports, Inc. has duly caused this Report on Form
10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Farmington Hills, Michigan on the 30th day of May, 2001.

                               AJAY SPORTS, INC.



                                              By:  \s\Thomas W. Itin
                                                  ----------------------
                                               Thomas W. Itin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.

SIGNATURES	              TITLE	             DATE



\s\Thomas W. Itin         Director	              May 30, 2001
Thomas W. Itin	        and Principal
                          Executive Officer


\s\Ronald N. Silberstein  Chief Financial         May 30, 2001
Ronald N. Silberstein	  Officer and Principal
                          Accounting Officer










                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Ajay Sports, Inc.

We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and
cash flows for the years then ended.   These consolidated financial
statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Ajay Sports, Inc. and Subsidiaries as of December 31, 1998 were audited by other auditors whose report dated March 12, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on Schedule II is presented for purposes of complying with rules of the Securities and Exchange Commission and is not a required part of the basic financial statements.
This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the 2000 and 1999 financial data required to be set forth therein in relation to the basic financial statements taken as whole.


 S/J L Stephan Co, PC
----------------------
J L Stephan Co, PC

Traverse City, Michigan
April 30, 2001


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


\s\Hirsch Silberstein & Subelsky, P. C.
---------------------------------------
Hirsch Silberstein & Subelsky, P.C.

Farmington Hills, Michigan
March 12, 1999

                      AJAY SPORTS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                       As of December 31, 2000 and 1999
                      (in thousands, except share amounts)

                                                 December 31,  December 31,
                                                    2000           1999
                                                  -----------   -----------
ASSETS
Current Assets:
   Cash                                          $   273       $    101
   Marketable securities-available for sale            0            348
   Accounts receivable, net of allowance
    Of $306 and $558 respectively                  1,891           3,247
   Inventories                                         2           3,969
   Prepaid expenses and other                        631           1,179
                                                --------        --------
          Total current assets                  $  2,797        $  8,844
Fixed assets, net                                 13,100           1,693
Other assets                                       6,841           7,037
Deferred tax benefit                               8,020           6,582
Goodwill                                               0           1,577
                                                --------        ---------
          Total assets                         $  30,758       $  25,733
                                              ===========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current portion of long term debt           $   1,200       $     995
   Accounts payable                                    -           5,043
   Accrued expenses                                1,563           1,099
                                             -----------       ---------
           Total current liabilities               2,763           7,137
Notes payable to affiliates - long term                -           2,087
Notes payable to banks - long term                 7,225          13,886
Notes Payable - long term                          7,700           2,070
Commitments and contingencies                          -               -
Net liabilities of discontinued operations         7,088               -
                                               ---------       ---------
           Total liabilities                      24,776          25,180
                                               ---------       ---------
Minority interest in subsidiary                      (45)             24
                                               ---------       ---------

Stockholders' equity:
   Preferred stock - 10,000,000 shares
      Authorized
     Series B, $0.01 par value, 12,5000 shares
      Outstanding, at stated value                 1,250           1,250
     Series C, $0.01 par value, 217,939 shares
      Outstanding, at stated value                 2,179           2,179
     Series D, $0.01 pare value, 6,000,000
      Shares outstanding, at stated value             60              60
   Common stock, $0.01 par value, 100,000,000
      Shares authorized, 4,120,017 and
      4,091,091 shares outstanding, respectively      41              41
   Additional paid-in capital                     23,933          15,500
   Accumulated deficit                           (21,204)        (18,470)
   Accumulated other comprehensive income           (232)            (31)
                                                 --------      ----------
            Total stockholders' equity             6,027             529
                                                 -------       ----------
            Total liabilities and stock holders
              Equity                             $30,758        $ 25,733
                                                ========       =========

            The accompanying notes are an integral part of
               the consolidated financial statements

                       AJAY SPORTS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                For the years ended December 31, 2000, 1999 and 1998
                      (in thousands, except per share amounts)

                                                   Year Ended
                                    -----------------------------------------
                                    December 31,  December 31,   December 31,
                                       2000          1999            1998
                                    ------------   -----------   -----------
Operating data:
   Net sales                          $   4,335      $  1,587       $    0
   Costs of sales                            23             0            0
                                    -----------      ---------    ---------
   Gross Profit                           4,312         1,587            0
   Selling, general and administrative
     Expense                              3,299         1,141            0
                                      ---------      --------      --------
    Operating income (loss)               1,013           446            0
                                      ---------       -------      --------
Nonoperating income (expense):
   Interest expense                      (1,023)        (5,22)           0
   Depreciation and amortization           (941)         (229)           0
   Other, net                                45             8            0
                                       --------       ---------    --------
   Total non operating expense           (1,919)         (734)           0
                                       --------       ---------    ---------
(Loss) before minority interest and
    income taxes                           (906)         (297)           0
Minority interest in (loss) of
    Subsidiary                               22             6            0
                                      ---------        --------    --------
(Loss) before income taxes                 (884)         (291)           0
Income tax (benefit)                       (459)          (92)           0
                                        --------        -------     -------
Net (loss) from continuing operations      (425)         (199)           0
---------- ----------- ---------

Discontinued operations:
   (Loss) from operations of golf
     wholesale segment (net of
     income tax benefit of $601,
     $1,487, and $0 in 2000,1999,1998)   (1,130)        (1,793)       (944)
   (Loss) on disposal of golf wholesale
     segment (net of income tax benefit
     of $214 in 2000)                     ( 875)             0           0
   (Loss) from operations of furniture
     operations to be disposed of (net of
     income tax benefit of $164,  $254,
      and $0 in 2000,1999 and 1998)        ( 304)         (472)       (531)
                                        ---------      --------     -------
   Total (loss) from discontinued
     Operations                          (2,309)        (2,265)     (1,475)
                                        --------       --------     -------
Net (loss)                             $ (2,734)       $(2,464)    $(1,475)
                                       =========      =========    ========
Basic and diluted earnings per
    Share (a)                          $  (0.75)       $ (0.70)    $ (0.47)
                                       =========       ========    ========
Weighted average common shares
    Outstanding (b)                       4,108          4,013       3,909
                                       =========       ========    ========
Net loss as reported above              (2,734)         (2,464)     (1,475)
Undeclared cumulative preferred
    Dividends                             (341)           (341)       (380)
                                       --------       ---------     -------
Loss applicable to common stock       $ (3,075)        $(2,805)    $(1,855)
                                      =========       =========    ========

(a) Computed by dividing net loss after deducting
Undeclared, cumulative preferred stock
Dividends, by the weighted average number
Of common shares outstanding.
(b) Current and prior years restated to reflect
Result of reverse 1:6 common stock split
Effective August 14, 1998

            The accompanying notes are an integral part of
                   The consolidated financial statements

                         AJAY SPORTS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   For the years ended December 31, 2000, 1999 and 1998
                           (in thousands, except shares)

(S>
                       Preferred Stock    Common     Stock   Add'l            Other          Total
                       ---------------    ----------------   Paid-In   Accum  Comprehensive  Stkhldrs'
                       Shares    Amount   Shares    Amount   Capital  (Deficit)
Income(Loss)    Equity
                       ------    ------   ------     ------  ---------  ------
-----------    ----------
Balances at Jan. 1,  308,670   4,212    3,879,007   $233   $  9,313  $( 14,531)
$      -     $     (773)
1998

Common stock reverse
 1:6 split                 -      -           250    (194)       194          -
          -              -
Other adjustments          -      -             -       -         (4)         -
         -             (4)
Preferred stock
  Converted into
   Common stock      (31,993)   (320)      77,558       1        319          -
          -              -
Debt converted into
  Preferred stock  6,000,000      60            -       -      4,940          -
          -          5,000
COMPREHENSIVE INCOME
Net Loss                   -       -            -       -          -
(1,475)        -         (2,475)
Other comprehensive
  Income (loss             -       -            -       -          -         -
        (7)            (7)
                     --------  ------   ----------   -----   -------   ---------
--------      ---------
Balances at Dec. 1,
   1998            6,276,677   3,952    3,956,815      40     14,762
(16,006)       (7)         2,741

Preferred stock
  Converted into common
  Stock              (46,238)   (463)     134,276       1        738         -
         -            276
COMPREHENSIVE INCOME
Net Loss
(2,464)                  (2,464)
Other comprehensive
  Income (Loss)
         (24)           (24)
                   ----------   ------   --------   ------    -------  --------
--  -------       --------
Balances at Dec. 31
   1999            6,230,439    3,489   4,091,091       41    15,500
(18,470)          (31)          529

Issuance of common stock
  To pay debt                                  28,926
Exchange of common stock
  Of subsidiary for land                                          6,500
                               6,500
Sales of common stock
  Of subsidiaries                                                 1,933
                               1,933
COMPREHENSIVE INCOME
Net loss
  (2,734)                     (2,734)
Other comprehensive
  Income (loss)
                  (201)         (201)
                      ----------  -------  ----------  -------   -------    ----
------      --------      --------
Balances at Dec. 31
   2000                6,230,439  $ 3,489 $ 4,120,017  $    41  $ 23,933   $   (21,204)   $     (232)         6027
                      ==========  ======= ===========  =======  ========
============   ===========

                              The accompanying notes are an integral part of
                                The consolidated financial statements

                         AJAY SPORTS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                   For the years ended December 31, 2000, 1999, 1998
                                   (in th0usands)

                                                       2000    1999   1998
                                                      ------   -----  ------
Cash flows from operating activities:

   Net (loss)                                      $ (2,734) $(2,464)$(1,475)
   Adjustments to reconcile to net cash flows
   From operating activities:
   (Gain) loss on sale of assets                         50       (7)     -
   Depreciation and amortization                        941      335    381
   (Increase) in deferred income tax benefit           (593)  (2,833)     -
   (Increase) decrease in marketable securities           -       48   (396)
   (Increase) decrease in accounts receivable, net     (803)  (1,358) 3,171
   Decrease in inventories                               14    1,711    718
   (Increase) decrease in prepaid expenses              162     (694)  (181)
   (Increase) decrease in other assets                    -        -    (75)
   Increase (decrease) in accounts payable                -    2,818   (979)
   Increase (decrease) in accrued expenses              502      719   (303)
                                                     -------  ------  -------
          Net cash provided by (used in) operating
              Activities                               (152)    (725)   861
                                                     -------  -------  -----
Cash flows from investing activities:
   Increase in development costs                       (145)       -      -
   Proceeds from sale of equipment                        2        -      -
   Acquisitions of property, plant and
     Equipment (net)                                    (23)    (262)  (319)
                                                     -------  ------- ------
         Net cash (used in) investing activities       (166)    (262)  (319)
                                                     -------  ------- ------
Cash flows from financing activities:
   Sales of common stock by subsidiaries              1,933        -       -
   Net increase in advances from affiliates               -      500   2,215
   Net increase (decrease) in bank notes payable          -      306   2,978)
   Minority interest in subsidiary                       46      300       -
   Unrealized losses from securities                      -      (24)     (7)
                                                     ------   ------    -----
    Net cash provided by (used in)
     Financing activities of continuing operations    1,979    1,802    (770)

Cash flows from discontinued operations:
   Net cash used in operations                       (1,489)       -       -
                                                     -------  ------  ------
Net increase (decrease) in cash                         172     (987)   (228)
Cash at beginning period                                101        6     234
                                                     ------   ------   ------
Cash at end of period                                  $273     $101    $  6
                                                     ======    =====    =====

        The accompanying notes are an integral part of the consolidated financial statements

                        AJAY SPORTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------


  	BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its wholly-owned operating company subsidiaries, Ajay Leisure Products, Inc. ("Ajay"), Leisure
      Life, Inc. ("Leisure"), Palm Springs Golf, Inc. ("Palm Springs"),
      Prestige Golf Corp. ("Prestige"), and majority-owned subsidiaries
      Pro Golf International, Inc. ("PGI"), Pro Golf of America, Inc.
      ("PGOA"), and ProGolf.com, Inc. ("PG.com") collectively referred to herein as the "Company". All significant intercompany balances and transactions have been eliminated.

	DISCONTINUED OPERATIONS - The operations of Ajay, Leisure, Palm Springs, and Prestige were discontinued on June 2, 2000. From that date through December 31, 2000 the companies in the golf wholesale segment (Ajay, Palm Springs, and Prestige) liquidated their remaining assets. Leisure scaled back its operations and was put up for sale. The Balance Sheet for December 31, 2000 reflects the excess of the liabilities over the assets of these subsidiaries. The Balance Sheet for December 31, 1999 has not been restated. The Statement of Operations has been restated for prior years in accordance with APB 30. As of December 31, 2000 the remaining assets and liabilities of the golf wholesale companies were written off. Leisure is still operating and purchase offers are being reviewed.

      REVENUE RECOGNITION - PGOA recognizes Initial Franchise Fee revenue when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchiser. Royalty fees in most cases are a percentage of franchisees monthly gross receipts,
      as defined in the franchise agreement.   Leisure and the golf wholesale
      companies recognized revenue from sales of product when title to the product had passed, which was generally the date the product was shipped.

      NATURE OF SIGNIFICANT INITIAL SERVICES - When a franchise is purchased from PGOA, the company agrees to perform certain services to the new franchisee. Among the services provided by PGOA are assistance in lease negotiation, store layout, retail sales training, custom club fitting, implementation of an accounting system, purchasing and pricing programs, and design of a customer service program.

      CONCENTRATION OF CREDIT RISK - The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances maintained frequently exceed $100,000. Management feels that the risk of loss due to excess balances is minimal.

      INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

      FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation. Fixed assets of the Company consist primarily of land, machinery and equipment, office equipment, and a building. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. The land is not being depreciated.

      GOODWILL - The Company had recorded goodwill as a result of the 1995 acquisitions of Palm Springs and Korex. The goodwill was being amortized over forty years and due to the discontinuance of the operations of Ajay in June 2000, was written off in full at that time. Amortization expense related to the goodwill was $1,752,000 for the year ended December 31, 2000.

      OTHER ASSETS - Other assets at December 31, 2000 and 1999 consists primarily of trademarks and brand names held by PGI. Amortization expense is being deducted straight-line over the estimated useful lives of these assets. Amortization expense related to the other assets was $269,000 for the year ended December 31, 2000.

      PRODUCT LIABILITY AND WARRANTY COSTS - Product liability exposure is insured with insurance premiums provided during the year. Product warranty costs are based on experience and the Company attempts to match such costs with the related product sales.

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

      ADVERTISING - The Company's policy is to expense production costs for advertising as of the date the commercials and marketing materials are initially utilized or are provided to franchisees for their use. Prepaid advertising represents expenditures that, under this policy, are capitalized at period end and are expensed during a subsequent period as utilized. Due to the seasonality of the Company's business, advertising and marketing costs generally exceed revenue received from vendors and franchisees on an annual basis. The Company incurred $661,115 of costs for advertising and the production of marketing materials during the year ended December 31, 2000.

      EMPLOYEE BONUS PLAN - The Company has a non-qualified bonus plan for certain employees. Due to the seasonal nature of the Company's business and the timing of revenue and expenses, on an interim basis, the Company expenses compensation related to the bonus as it is paid during the year. The bonus is determined at the end of the fiscal year based on annual financial results.

      COMPENSATED ABSENCES - Employees of the Company are entitled to paid vacation and paid sick days off depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The company's policy is to record the costs of compensated absences when actually paid to employees.

      STATEMENT OF CASH FLOWS - The Company considers all bank accounts to be cash equivalents. The impact of changing foreign currencies on cash was not material.

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

      COMMON STOCK - The Company reverse split its common stock in a 1-for-6 ratio effective with commencement of trading on August 14, 1998. As a result of this transaction, all historic data in the financial statements that reference common shares, options, earnings per share or preferred conversion ratios have been restated to reflect this split
      as if it preceded all prior reporting.   Historic actual common shares
      outstanding at December 31, 1997 were 23,274,039 and were restated to 3,879,007.


2.   RELATED PARTY TRANSACTIONS
     --------------------------
     The Company's related parties include the following:

     First Equity Corporation ("First Equity") - First Equity is owned by a family member of the president, chief executive officer, and chairman of
     the Company.   First Equity held, at December 31, 1997, demand notes in
     the amount of $748,000 as a result of loans made to the company in 1996 and 1997. Williams assumed these notes in the financial restructuring in 1998. First Equity made short-term working capital loans to Ajay during 1999, with interest at various market rates. The balance due on these loans at December 31, 2000 was $569,745, including accrued interest of $50,250. A total of $50,000 was repaid during January 2001.

     Enercorp, Inc. ("Enercorp") - is a business development company engaged in the business of investing in and providing managerial assistance to developing companies. The Company's president, chief executive officer, chairman and principal shareholder is a significant shareholder in Enercorp. Enercorp holds 310,787 common shares acquired in 1994 and 1995 and 2,000 shares of series C preferred stock. Enercorp held at December 31, 1997, demand notes in the amount of $200,000 as a result of loans made to the Company. Williams assumed these notes in the financial restructuring in 1998. During 1999, Enercorp loaned PGI $420,000 under a 13 month, 10% subordinated note. In February 2000, Enercorp converted the note and accrued interest of $27,000 into 7,450 shares of PGI at $60 each.

     Williams Controls, Inc. ("Williams") - Williams has the same chairman as the Company, which individual is a major shareholder of each company. Williams owns 686,274 shares of the Company's common stock, and 6,000,000 shares of Series D cumulative convertible preferred stock as of December 31, 2000, convertible into 3,333,333 shares of the Company's common stock. From July 11, 1997 through June 30, 1998 the Company and Williams shared a joint and several loan obligation. On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, N.A. ("Wells")to separate its credit facility from that of Williams. As a result of this transaction, the Company no longer has joint and several liability, cross collateral agreements or guarantees with Williams. In connection with the restructuring of the Wells credit facility, the Company was advanced $2,000,000 additional funds by Williams in the form of a long-term note and marketable securities and Williams converted $5,000,000 of Company debt into a newly created series D cumulative convertible preferred stock.

     The Company's interest expense accrued to Williams was $452,127 and $251,545 for the years ended December 31, 2000 and 1999 respectively. During 1999, $62,900 of the interest accrual was actually paid.
     (See Note 4).

     The Company received 166,719 shares of Williams as part of the restructuring agreement with Williams dated June 30, 1998. The remaining 156,719 shares have been pledged to Wells Fargo as collateral for the Company's loans. The common stock is classified as marketable securities - available for sale and is valued at $.9375 per share, which is the last trade for 2000.

     Due to poor cash flow, the Company has been unable to make any principal or interest payments to Williams on these loan since 1999 and is in default on its obligations to Williams. As of May 18, 2001, Williams has been forbearing upon the Company's default; however, there is no assurance that this forbearance will continue. The Company's Chief Executive Officer had guaranteed to Williams its investments in and loans to the Company; however, there is uncertainty as to whether the guarantee is still in place due to control changes at Williams during 2000 and 2001.

     During 1999, the Company had borrowings from affiliated parties, in addition to those mentioned above, to finance its acquisition of PGOA and PG.com. These borrowings totaled $450,000, with interest at an annual rate of 10%. In February 2000, these borrowings (and accrued interest totaling $30,000) were converted into 8,000 shares of PGI common stock at $60 per share.

3.    INVENTORIES
      ------------
      Inventories consist of the following (in thousands):

                                       December 31
                                    ------------------
                                    2000          1999
                                   ---------     ---------
        Raw materials		     $    -0-      $   827
        Work-in-progress                -0-          903
        Finished goods	                 3         2,239
                                  ---------     ----------
        Total                      $     3       $ 3,969
                                  ========       ========

Additionally, at December 31, 2000 the Company's furniture business had inventory totaling $211,000, consisting of $55,000 in raw materials, $68,000 of work in process, and $88,000 of finished goods. The overall reduction in inventory that occurred during the year ended December 31, 2000 was due to the discontinuing of the wholesale golf segment.

4. DEBT
------

On December 31, 2000 the Company's debt for continuing operations was $16,125,000 owed to banks, Williams, affiliates and others. This compares to $19,038,000 for December 31, 1999. The decrease from 1999 is principally due to the discontinuance of the unprofitable wholesale golf segment of the Company's business.

From July 11, 1997 until June 30, 1998 the Company shared in a combined credit
agreement with Williams (the "Joint Loan").    As of June 30, 1998 the Company
restructured its credit facility with Wells to separate from the joint and several credit facility with Williams. This new credit facility eliminated cross collateral and guarantee agreements involving the Company and Williams. The revolving loan facility allowed the Company to borrow up to the lesser of $9,500,000 or the Borrowing Base. The Borrowing Base consisted of a formula including certain eligible receivables, inventories and letters of credit at rates established by Wells.

The proceeds from the Joint Loan were used to repay the Company's and Williamsthen outstanding loans from the previous lender, U. S. Bank, except for a bridge loan in the total amount of $2,140,000 to the Company by U. S. Bank. This bridge loan is to be repaid from the sale of assets and/or excess cash flows of Williams and/or the Company, and is guaranteed up to $1,000,000 by the Company's president. The balance owed on this bridge loan at December
31, 2000 is $1,315,000.    In connection with the 1998 credit facility
restructuring, the Company was advanced $2,000,000 of additional funds by Williams and Williams converted $5,000,000 of company debt into preferred stock.

At December 31, 2000 the Company was liable to Comerica Bank in the amount of $8,425,000 on a master revolving note entered into to effect the acquisition of Pro Golf of America, Inc. and ProGolf.com, Inc. The note has been extended through June 30, 2001 under a forbearance agreement. The Company anticipates refinancing this loan into an amortizing long-term loan during the second half of 2001, and anticipates receiving additional short-term loan extensions from Comerica, although there is not a commitment on the part of Comerica to grant any further extensions after June 30 2001.

The Company's Bank borrowings for continuing operations consisted of the following (dollars in thousands):


                                              December 31,
                                         ---------------------------
Revolving credit facility:	              2000             1999
                                         -----------      ----------
Master revolving note:
	 Balance                          $  8,425         $   8,425
	 Weighted average interest rate       10.4%              9.0%
	 Average amount outstanding
	 during the period                $	 8,425         $   8,479


      Debt payments for continuing operations are estimated to be as scheduled (dollars in thousands):

	               2001                  $    1,200
                     2002                       1,200
                     2003                       1,200
                     2004                       1,200
                     2005 and thereafter       11,325

     The seasonal nature of the Company's revenues creates fluctuating demands on its cash flow. The Company has relied and continues to rely heavily on the internal cash flow for its golf franchising business. New capital will need to be raised for the planned expansion of Pro Golf (See
     Note 14.)

5.   INCOME TAXES
     ------------
     As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992. There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.

     The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):


                                           Year Ended December 31,
                                       ----------------------------------
                                         2000        1999          1998
                                       -------      ------       -------
    Statutory tax expense

    (benefit)                          $(1,438)     $(1,833)     $(  502)
    Utilization of net
    operating loss
    carry forward                           -           -            -
    Loss producing no current
    tax benefit                             -            -           502
                                      --------     --------      --------
                                       $(1,438)     $(1,833)     $    -0-
                                      =========    ==========    =========

    The components of the net deferred tax asset/liability were as follows (in thousands):



                         	                 December 31,
2000 1999
                                           -------     ---------
     Deferred tax assets:
     Accrued expenses                     $     0      $     45
     Reserves                                  48            78
     Amortization                             156             0
     NOL carry forwards                     7,910         6,472
                                          -------       -------
     Sub total                             $8,114       $ 6,595

     Deferred tax liability,
     principally depreciation	            (    94)      (    13)
                                         ---------    ----------
     Net                                  $ 8,020      $  6,582
                                         ========     ==========

     At December 31, 2000, the Company assessed its past earnings history and trends, budgeted sales, and expiration dates of carry forwards and has determined that it is more likely than not that 100% of deferred tax assets will be realized. The change versus 1998 is principally due to the profits to be realized from operations of PGOA and PG.com and the discontinuance of the Company's unprofitable operations in the golf wholesale segment and leisure furniture segment. The valuation allowance of $502,000 at December 31, 1998 was maintained on deferred tax assets, which the Company had determined to be more likely than not unrealizable at that time.

     The Company had net operating loss carry forwards for Federal tax purposes of approximately $20,077,000 at December 31, 2000, which expire in varying amounts in the years 2006 through 2020. Substantial operating loss carry forwards are available to offset future state taxable income of the Company, which expire in varying amounts in the years 2006 through 2020. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

4. STOCKHOLDERS' EQUITY
   --------------------

(a)   Preferred Stock

      The Company has 12,500 shares of Preferred Series B stock outstanding, with a conversion rate as of December 31, 2000 of 92.5926 common shares for each share of preferred stock.

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

      At December 31, 2000, 1999, and 1998, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,206,575,
      $1,106,575 and $1,006,575 respectively.   Dividends on the Series C
      cumulative convertible preferred stock were declared and paid through December 31, 1996. No dividends were declared or paid for 2000, 1999, or 1998. At December 31, 2000, 1999 and 1998, dividends in arrears on the 10% cumulative convertible preferred Series C stock were
      $1,058,292, $817,232 and $576,174.    The Company has dedicated all
      available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

(b)   Stock issued to officers

      The Company has a stock incentive plan for officers of the Company, under which up to 150,000 shares of the Company's stock may be
      granted annually.   As of May 18, 2001, no stock has been issued to
      officers under this plan in 2000, 1999, or 1998.

(c)   Warrants and Options

      A summary of activity related to warrants and options to purchase Company common stock is as follows:

                                      Warrants and          Price
                                      Options (i)           Per  Share	(i)
                                      ------------        -----------------
      Balance, January 1, 1998         2,748,769            $1.08 - 6.00

      Expired                           (122,287)            2.40 -4.125
      Issued to Directors                  1,668             1.50	(ii)
                                       ---------             --------------
      Balance, December 31, 1998       2,628,150             1.08 - 6.00
      Issued to Employees                 50,000             1.00
      Expired                            (83,334)            2.40 - 4.125
                                       ----------          ----------------
      Balance, December 31, 1999       2,594,816             1.00 - 6.00
      Issued to Employees                100,000             1.00
      Expired                         (1,864,313)            1.08 - 2.40
                                       ----------          ----------------
      Balance, December 31, 2000         830,503            $1.00 - 6.00
                                       =========           ===============

(i) All options were adjusted for the effect of a 1:6 reverse common stock split effective August 14, 1998.

      (ii)  Director options  - 100% vested.

4. LEASES
-------

      Future aggregate minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

                               2001                $ 122,116
                               2002	                  32,116
                               2003                    1,057
                               2004 and thereafter         0
                                                   ---------
                                                   $ 155,289
                                                   =========
      Total rental expense of the Pro Golf operating companies under operating leases was $122,216 and $61,058 for the year ended December 31, 2000 and the six months ended December 31, 1999, respectively.

4. NET  (LOSS) PER COMMON SHARE
----------------------------

      Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends in 2000 ($341,000), 1999 ($341,000), and 1998 ($380,000), by the weighted average number of common shares outstanding. No exercise of outstanding warrants was assumed in 2000, 1999, or 1998, since any exercise of warrants would be antidilutive.

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


4. SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

      Cash paid by the Pro Golf operating companies for interest was $964,242 during 2000 and $522,194 for the six months ended December 31, 1999.

      Non cash financing and investing transactions were as follows:

      During 1998 preferred stock in the quantity of 31,993 shares were converted into 77,558 shares of common stock.

      During 1998 long-term debt of $5,000,000 was converted into 6,000,000 shares of Series D preferred stock.

      The Company added new leases during 1998 that represented asset values, if purchased, of approximately $103,000 and result in annual lease payments of $27,000 and with terms expiring up to the year 2003.
      These leases were terminated during 2000.

      During 1999 Series C preferred stock in the quantity of 46,238 shares were converted into 112,085 shares of common stock.

      The Company borrowed $10,750,000 from a bank and others to acquire PGOA and acquired PGD Online, LLC during 1999.

      During 2000 the Company issued 29,276 shares of its common stock to a vendor in payment of a debt.

      During 2000 the Company transferred 250 shares of stock that it owned in a subsidiary company to a vendor in payment of a debt.

      In July 2000, the Company acquired golf real estate in Birch Run, Michigan and vacant land in Vero Beach, Florida in exchange for 108,334 shares of common stock of its Pro Golf International, Inc. subsidiary. If purchased the land would have been valued at. The estimated fair market value of the property acquired was $13,000,000 less related debt of $6,500,000.

4. COMMITMENTS AND CONTINGENCIES
-----------------------------
      The Company is subject to certain claims in the normal course of
      business which management intends to vigorously contest.   The
      outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position
      or results of operations.   (See Notes 4 and 9).

4. ACQUISITIONS
--------------

      In June 1999, Ajay, through a newly formed majority owned subsidiary
      (PGI) acquired 100% of the outstanding ownership interests of PGOA and PG.com. This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired companies have been included in Ajay's consolidated financial statements from the date of acquisition. Intercompany accounts and transactions between the acquired companies and Ajay have been eliminated.

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

12.   DISCONTINUED OPERATIONS
      ------------------------
      In June 2000, the Company decided on a plan of liquidation for its Ajay, Palm Springs, Prestige, and Leisure Life subsidiaries. The operations of Ajay, Palm Springs, and Prestige (the "golf wholesale segment") ceased on August 31, 2000, at which time substantially all of the operating assets were liquidated. The Company is in the final stages of collecting the receivables of those companies, and a reserve has been set up to estimate uncollectible accounts. PGOA is loaning funds to Prestige so that certain liabilities to golf vendors can be paid. Leisure Life (the "furniture segment") reduced its operating expenses and its assets were listed with a broker for sale. These companies had been incurring substantial losses during recent years and experiencing negative cash flows. The results of these segments have been reported separately as discontinued operations in the Statements of Operations. Prior year operating results for 1999 and 1998 have been restated to present the operations of the golf wholesale segment and the leisure furniture segment as discontinued operations. Prior year balance sheet and cash flows statements have not been restated.

      The net assets and liabilities of the discontinued operations have been recorded at net realizable value under the caption "Net liabilities of discontinued operations" in the accompanying Balance Sheet at December 31, 2000 and consist of the following (in thousands):

	       Accounts receivable               $    434
	       Inventories                            211
	       Property and equipment, net            896
	       Other assets                         3,663
                                               --------
             Total assets                         5,204

	       Accounts payable                     2,209
	       Accrued liabilities                  1,260
	       Other liabilities                    1,609
	       Loans payable                        7,214
                                               --------
                 Total liabilities               12,292

	       Net liabilities of discontinued
               Operations                      $  7,088
                                              =========
      Sales of the golf wholesale segment (Ajay, Palm Springs, and Prestige) were $3.2 million, $6.8 million and $19.1 million for 2000, 1999 and 1998 respectively. Sales of Leisure Life were $4.3 million, $4.8 million and $3.8 million for 2000, 1999 and 1998, respectively.

13.   NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------
      In March 1998, the Accounting Standards Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for an enterprise on accounting for the costs of computer software developed or obtained for internal use. The Company adopted this statement during the year ended December 31, 1999 and has capitalized software costs according to the provisions of the standard. These costs are amortized on a straight-line basis over the useful life of the software once it is placed into service.

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

14.   SUBSEQUENT EVENTS
      ------------------
      During late 2000, the Company began selling equity in ProGolf.com in a private placement offering. The private placement expires June 30, 2001
      but may be extended by the Company at its discretion.   As of May
      17, 2001, the Company had committed to issue 791,272 shares of PG.com stock sold in this offering, which represents 6.8% of the total shares of PG.com stock outstanding at that date.

      An endorsement agreement between Gary Player Group, Inc. and PGOA was terminated as of January 12, 2001. Management maintains any amount due above the contract is unlikely and feels no need to establish a contingent liability.

      Effective April 1, 2001 PGI obtained an extension through June 30, 2001
      on its master revolving note with Comerica Bank.   PGI anticipates
      refinancing this loan into a long-term amortizing loan during the second half of 2001.

      During May 2001 the Company engaged a strategic banker in order to raise new equity and debt capital so that the Company can refinance its existing debt, have capital for expansion, and have sufficient working capital. The agreement entered into requires monthly retainer payments and for success fees to be paid when the capital is raised. The success fees are a percentage of the equity and debt capital raised.


Schedule II


                       AJAY SPORTS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                    Years ended December 31, 2000, 1999, and 1998
                              (Amounts in Thousands)

                                                                     Balance
                           Beginning    Charged to   Deducted from   at end
                           Balance      expense      Reserve         of period
                           ----------   -----------  --------------   --------
Reserve for Product Warranty:
   Year ended:
     December 31, 2000 (4)    $  79        $181        $260           $  0
     December 31, 1999	        103	        271         295 (1)         79
     December 31, 1998          152          70         119            103

Reserve for Doubtful Receivables:
    Year ended:
      December 31, 2000 (4)    $558       $  19        $440           $137
      December 31, 1999         318 (3)     263          23 (2)        558
      December 31, 1998         243	         50         198             95

Reserve for Inventory Obsolescence:
    Year ended:
      December 31, 2000 (4)    $393      $    0        $393          $   0
      December 31, 1999	        300         350         257            393
      December 31, 1998	        425         292         417            300


Notes:

(1) Represents amounts paid for product warranty claims.

(2) Represents amounts charged off as uncollectible.

(3) Includes $223 balance on books of company that was acquired in June 1999.

(11) Ending balance for December 2000 does not include discontinued operations. Prior years have not been adjusted to reflect discontinued operations. Beginning balance on January 1, 2000 has not been restated to remove discontinued operations.



EXHIBIT 10.5(b)

                           EXTENSION AGREEMENT

This Extension Agreement (the "Agreement") is entered into on
September ___, 2000, between U.S. BANK NATIONAL ASSOCIATION ("U.S. Bank") And AJAY SPORTS, INC. ("Ajay").

                                 RECITALS

A.	On or about July 14, 1997, Ajay and U.S. Bank entered into
a Consent, Reaffirmation, and Release Agreement (the "Existing Loan
Agreement").

B.	Pursuant to the terms of the Existing Loan Agreement,
U.S. Bank provided a term loan facility to Ajay. Capitalized terms used in this Agreement that are not defined herein have the meanings assigned to those terms in the Existing Loan Agreement.

C.	Ajay's obligations to repay the term loan extended by
U.S. Bank are set forth in a promissory note dated July 14, 1997, in the principal amount of $2,340,000 (the "Note"). As of September 26, 2000, Ajay owes U.S. Bank the principal amount of $1,314,537.80 and accrued interest of $49,550.78 pursuant to the Note.

D.	Interest continues to accrue on Ajay's obligations to
U.S. Bank pursuant to the Note on and after September 27, 2000. In addition, Ajay is obligated to reimburse U.S. Bank (or pay directly if requested to do so by U.S. Bank) for fees and costs reasonably incurred by U.S. Bank in connection with its banking relationship with Ajay, including reasonable attorney fees.

E.	The debts and obligations of Ajay to U.S. Bank pursuant to
the Existing Loan Agreement and the Note are referred to below as the "Indebtedness."

F.	The Indebtedness is secured by security interests and liens
in the Collateral described in the Collateral Documents and by a lien on the Florida Property described in the Aptek Mortgage.

G.	Williams, the Williams Guarantors, and the Ajay Guarantors
guaranteed payment of the Indebtedness pursuant to the terms of the Guaranties. In addition, Thomas W. Itin guaranteed payment of $1,000,000 of the principal amount owed pursuant to the Note, and certain other sums, pursuant to a guaranty agreement dated July 14, 1997 (the "Itin Guaranty"). Williams, the Williams Guarantors, the Ajay Guarantors, and Mr. Itin are referred to in this Agreement collectively as the "Guarantors."

H.	The Existing Loan Agreement, the Note, the Collateral
Documents, the Aptek Mortgage, the Guaranties, the Itin Guaranty, and the other documents executed by Ajay and the Guarantors in favor of U.S. Bank are referred to herein as the "Loan Documents."

I.	The loan evidenced by the Note matured on July 1, 2000.
Ajay has asked U.S. Bank to extend the maturity date of the Note. U.S. Bank is willing to do so, subject to the terms and conditions set forth in this Agreement.

NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties agree as follows

                           TERMS AND CONDITIONS
                                SECTION I

EXTENSION OF MATURITY DATE

1.1 Acknowledgment of Amounts Owed. Ajay hereby acknowledges and agrees that the amounts of principal and interest specified in Recital C above with respect to the Note are payable to U.S. Bank without offset, defense, counterclaim, or claim of recoupment. In addition, Ajay acknowledges its obligation to pay U.S. Bank the amounts referred to in Recital D of this Agreement.

1.2 Amendment of the Note. Contemporaneously with the execution of this Agreement, Ajay shall execute and deliver to U.S. Bank a document in form and content reasonably satisfactory to U.S. Bank amending the Note (the "Note Amendment Agreement") to reflect the revised maturity date thereof. Following the execution of this Agreement and the Note Amendment Agreement by Ajay, references in the Existing Loan Agreement to the Note shall mean the Note, as amended by the Note Amendment Agreement.

1.3 Payment of Interest. Contemporaneously with the execution of this Agreement, Ajay shall pay U.S. Bank $38,632.81, which is the amount of interest accrued on the Note through August 31, 2000. On October 1, 2000, Ajay shall pay U.S. Bank all interest accrued on the Note from September 1, 2000, through September 30, 2000.

1.4 New Maturity Date of the Note. The maturity date of the Note hereby is extended to October 31, 2000. The entire balance of principal outstanding under the Note, and all interest accrued thereon, shall be due and payable in full by Ajay on October 31, 2000.

1.5 Withdrawal of Demand Upon Mr. Itin. If the conditions precedent set forth in Section II of this Agreement are satisfied by Ajay in a timely manner and this Agreement becomes effective, U.S. Bank's outstanding demand upon Mr. Itin to pay the portion of the Indebtedness that Mr. Itin guaranteed under the Itin Guaranty shall be withdrawn. If those conditions precedent are not timely satisfied, U.S. Bank may proceed to exercise its rights and remedies against Mr. Itin and any other person or entity with respect to the Indebtedness. If U.S. Bank's demand upon Mr. Itin is withdrawn in accordance with the first sentence of this paragraph, and Ajay subsequently fails to make any payment owed pursuant to the Note (including the payment of the remaining balance of principal and interest due on October 31, 2000, if the extension contemplated in this Agreement is granted), U.S. Bank may exercise any and all rights available to it against Ajay and the Guarantors (or any of them), including, but not limited to, the right to make demand again upon Mr. Itin and proceed against him under the Itin Guaranty if that demand is not satisfied.

                                   SECTION II

CONDITIONS PRECEDENT

2.1 Conditions Precedent. This Agreement, and U.S. Bank's agreement to extend the maturity date of the Note on the basis set forth in this Agreement, shall not be effective until all of the following events occur:
       (a) Execution of the Agreement. Ajay executes this Agreement and delivers it to U.S. Bank;
       (b) Execution of the Note Amendment Agreement. Ajay executes the Note Amendment Agreement and delivers it to U.S. Bank
       (c) Payment of Interest. Ajay pays U.S. Bank $38,632.81 for interest accrued on the Note through August 31, 2000; and
       (d) Execution of Consent Form by the Guarantors.  The
           Guarantors execute and deliver to U.S. Bank the form of Consent And Reaffirmation of Guaranties and Security Agreements on page 6 of this Agreement.

If all of the above-described conditions precedent are not satisfied by 2 p.m. (Pacific time) on September 29, 2000, this Agreement shall not be effective and the parties' rights and obligations shall continue to be governed by the Loan Documents.

                                 SECTION III


COLLATERAL FOR THE INDEBTEDNESS

3.1 Continued Validity of the Collateral Documents. Ajay hereby expressly reaffirms and acknowledges the validity of the Collateral Documents, the accuracy of the information contained in those documents, and the grant of security interests and liens in favor of U.S. Bank in the Collateral. Ajay acknowledges and agrees that the Collateral Documents, and the security interests and liens created by those agreements, secure payment of the Indebtedness. Furthermore, Ajay acknowledges and agrees that the Collateral Documents, and the security interests and liens created thereby, shall continue in full force and effect after the execution of this Agreement.

3.2 Additional Financing Statements; Other Documents. Ajay hereby agrees that until the Indebtedness has been paid in full, Ajay promptly shall execute and deliver to U.S. Bank (and shall cause the Guarantors to execute and deliver to U.S. Bank) all documents reasonably deemed necessary or desirable by U.S. Bank to evidence, perfect, or continue U.S. Bank's security interests or liens in the Collateral. The failure of Ajay or any Guarantor to sign and return any such document to U.S Bank within ten days of the date U.S. Bank delivers the document to Ajay shall constitute an Event of Default.

                                  SECTION IV


GENERAL TERMS

4.1 Captions. Any captions for the sections of this Agreement are for convenience only and do not control or affect the meaning or construction of any of the provisions of this Agreement.

4.2 Severability. If any term, condition, or provision of this Agreement, or any other document or instrument referred to in this Agreement, is held invalid for any reason, such offending term, condition, or provision shall be stricken therefrom, and the remainder of this Agreement shall not be affected thereby.

4.3 Continued Effectiveness of the Loan Documents.  The Loan
Documents remain in full force and effect and are binding and enforceable in accordance with their terms (as modified hereby and by the Note Amendment Agreement). Following the execution of this Agreement, references in this Agreement to the Existing Loan Agreement, and references in the Existing Loan Agreement to the "Agreement," shall mean the Existing Loan Agreement (or the Agreement, as applicable), as amended hereby.

4.4 Negotiated Agreement. This Agreement is a negotiated agreement. In the event of any ambiguity in this Agreement, such ambiguity shall not be subject to a rule of contract interpretation that would cause the ambiguity to be construed against either of the parties to this Agreement.

4.5 Voluntary and Entire Agreement.  The only consideration for the execution
of this Agreement is the consideration expressly recited herein. This Agreement and the other agreements and instruments referred to in this Agreement set forth and constitute the entire agreement between the parties hereto with respect to the subject matter of this Agreement. No oral promise or agreement of any kind or nature, other than those that have been reduced to writing and set forth herein, has been made between U.S. Bank and Ajay. Ajay acknowledges that it has been, or has had the opportunity to be, represented by legal counsel in connection with the negotiation and execution of this Agreement and the other agreements and instruments referred to in this Agreement. Ajay fully understands the meaning and intent of this Agreement and voluntarily executed this Agreement and the other agreements and instruments referred to in this Agreement.

4.6 Construction and Conflict with Other Agreements. In the event of any conflict between the terms of this Agreement and the terms of any other agreements or instruments referred to in this Agreement, the terms of this Agreement shall control.

4.7 Statutory Notices.  UNDER OREGON LAW, MOST AGREEMENTS,
PROMISES, AND COMMITMENTS MADE BY U.S. BANK CONCERNING LOANS AND OTHER CREDIT EXTENSIONS THAT ARE NOT FOR PERSONAL, FAMILY, OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY

THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION, AND BE SIGNED BY U.S. BANK TO BE ENFORCEABLE.

U.S. BANK NATIONAL ASSOCIATION		AJAY SPORTS, INC.

By   /s/ Betty J. Kinoshita			By  /s/ Thomas W. Itin
    ---------------------------           --------------------------------
      Betty J. Kinoshita	      	      Thomas W. Itin
      Vice President				      President and Chief
      Executive Officer

                  CONSENT AND REAFFIRMATION OF GUARANTIES
                           AND SECURITY AGREEMENTS

Williams Controls, Inc., Agrotec Williams, Inc., Aptek Williams,
Inc., Hardee Williams, Inc., Kenco Williams, Inc., Nesc Williams, Inc., Premier Plastic Technologies, Inc., Techwood Williams, Inc., Waccamaw Wheel Williams, Inc., Williams Automotive, Inc., Williams Controls Industries, Inc., Williams Technologies, Inc., Williams World Trade, Inc., Ajay Leisure Products, Inc., Ajay Leisure de Mexico C.V. de S.A., Leisure Life, Inc., Palm Springs Golf, Inc., and Thomas W. Itin (the "Guarantors") hereby consent to the terms of the foregoing Extension Agreement and acknowledge and reaffirm their obligations under (a) the Guaranties and the Itin Guaranty, as applicable, with respect to the Indebtedness, and (b) their obligations under the Collateral Documents and the Aptek Mortgage. Capitalized terms used in this consent and reaffirmation have the meanings assigned to those terms in the Extension Agreement.

Dated this _____ day of September, 2000.

WILLIAMS CONTROLS, INC.			AGROTEC WILLIAMS, INC.


By /s/ Thomas W. Itin               By  /s/ Thomas W. Itin
      ---------------------             ---------------------------
      Thomas W. Itin		          Thomas W. Itin
      President and                     President and
      Chief Executive Officer		    Chief Executive Officer

APTEK WILLIAMS, INC.				HARDEE WILLIAMS, INC.

By /s/ Thomas W. Itin               By  /s/ Thomas W. Itin
      ---------------------             ---------------------------
      Thomas W. Itin		          Thomas W. Itin
      President and                     President and
      Chief Executive Officer		    Chief Executive Officer


KENCO WILLIAMS, INC.				NESC WILLIAMS, INC.

By /s/ Thomas W. Itin               By  /s/ Thomas W. Itin
      ---------------------             ---------------------------
      Thomas W. Itin		          Thomas W. Itin
      President and                     President and
      Chief Executive Officer		    Chief Executive Officer


PREMIER PLASTIC TECHNOLOGIES,		TECHWOOD WILLIAMS, INC.
     INC.

By /s/ Thomas W. Itin               By  /s/ Thomas W. Itin
      ---------------------             ---------------------------
      Thomas W. Itin		          Thomas W. Itin
      President and                     President and
      Chief Executive Officer		    Chief Executive Officer


WACCAMAW WHEEL WILLIAMS		WILLIAMS AUTOMOTIVE, INC.
     INC.

By /s/ Thomas W. Itin               By  /s/ Thomas W. Itin
      ---------------------             ---------------------------
      Thomas W. Itin		          Thomas W. Itin
      President and                     President and
      Chief Executive Officer		    Chief Executive Officer

WILLIAMS CONTROL INDUSTRIES,		WILLIAMS TECHNOLOGIES, INC.
     INC.

By /s/ Thomas W. Itin               By  /s/ Thomas W. Itin
      ---------------------             ---------------------------
      Thomas W. Itin		          Thomas W. Itin
      President and                     President and
      Chief Executive Officer		    Chief Executive Officer


WILLIAMS WORLD TRADE, INC.		AJAY LEISURE de MEXICO
							     C.V. de S.A.

By /s/ Thomas W. Itin               By  /s/ Clarence H. Yahn
      ---------------------             ---------------------------
      Thomas W. Itin		          Clarence H. Yahn
      President and                     Sole Administrator
      Chief Executive Officer


AJAY LEISURE PRODUCTS, INC.		PALM SPRINGS GOLF, INC.

By /s/ Thomas W. Itin               By  /s/ Thomas W. Itin
      ---------------------             ---------------------------
      Thomas W. Itin		          Thomas W. Itin
      President and                     Chief Executive Officer
      Chief Executive Officer


LEISURE LIFE, INC.


By  /s/ Thomas W. Itin                   /s/ Thomas W. Itin
    ---------------------------          ---------------------------
        Thomas W. Itin				Thomas W. Itin
      Chairman of the Board

                                          - 7 -




                       AMENDMENT OF PROMISSORY NOTE

This Amendment of Promissory Note (the "Amendment") is entered into on September ____, 2000, between U.S. BANK NATIONAL ASSOCIATION ("U.S. Bank") and AJAY SPORTS, INC. ("Ajay").

                                 RECITALS
A.	On or about July 14, 1997, Ajay executed a promissory note
in the amount of $2,340,000 in favor of U.S. Bank. That promissory note is referred to in this Amendment as the "Note."

B.	Ajay and U.S. Bank have agreed to extend the maturity date
of the term loan facility evidenced by the Note, as more particularly described in the Extension Agreement between U.S. Bank and Ajay of even date herewith (the "Extension Agreement").

NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties to this Amendment agree as follows:

1. Notwithstanding anything in the Note to the contrary, the entire balance of principal and interest owed pursuant to the Note shall be due and payable on or before October 31, 2000. In the meantime, Ajay shall continue to make the monthly interest payments required by the Note.

2. Except as expressly modified or amended by this Amendment, all of the terms and conditions of the Note remain in full force and effect.

3. In the event of a conflict between the provisions of this Amendment or the Note and the provisions of the Extension Agreement, the provisions of the Extension Agreement shall control.

4. UNDER OREGON LAW, MOST AGREEMENTS, PROMISES, AND COMMITMENTS MADE BY U.S. BANK AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS THAT ARE NOT FOR PERSONAL, FAMILY, OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER' S RESIDENCE, MUST BE IN WRITING, EXPRESS CONSIDERATION, AND BE SIGNED BY U.S. BANK TO BE ENFORCEABLE.

U.S. BANK NATIONAL ASSOCIATION		    AJAY SPORTS, INC.


By 	/s/Betty J. Kinoshita        		   By  /s/ Thomas W. Itin
  ------------------------------             ----------------------------
      Betty J. Kinoshita				Thomas W. Itin
      Vice President					President and Chief
      Financial Officer

	                                   - 1 -


Exhibit 10.7 (m)

                             TRUST DEED

For the purpose of securing the payment of the following indebtedness of AJAY SPORTS, INC., a Delaware corporation, LEISURE LIFE, INC., a Tennessee corporation, PALM SPRINGS GOLF, INC., a Colorado corporation, AJAY LEISURE PRODUCTS, INC., a Delaware corporation, and PRESTIGE GOLF CORP., a Delaware corporation (hereinafter collectively referred to as "Borrowers") to Wells Fargo Credit, Inc., or the owner thereof, viz: evidenced by that certain Demand Promissory Note executed simultaneously herewith in the principal amount of $70,000, evidenced by the promissory notes issued in connection with that certain Credit Agreement among Borrowers and Wells Fargo dated as of June 30, 1998, (as amended, modified or supplemented from time to time, the "Credit Agreement") and all of the "Obligations" (as defined in the Credit Agreement), LEISURE LIFE, INC., a Tennessee corporation ("Grantor"), hereby bargains, sells, conveys and confirms unto _______________________________________________ as trustee
("Trustee"), said Trustee having a place of business in _____________________________, Tennessee, its successors or assigns, forever, the property described on Exhibit A attached hereto.

To have and to hold to said Trustee, its successors or assigns, the aforesaid property with whom Grantor covenants that Grantor is lawfully seized in fee of the same, that Grantor have good right to sell and convey the same; that the same is free from all encumbrances except the first trust deed of record as of the date hereof and that Grantor will forever warrant and defend the title thereto against the lawful claims of all persons whomsoever.

                          But this is a trust deed.

Now, should the indebtedness secured hereby be paid at maturity, then this deed is satisfied, and the Trustee shall execute proper release deed at the expense of the Grantor. Should the indebtedness secured hereby, or any part thereof, not be paid when due, then the Trustee shall, after advertising time, place and terms of sale for twenty-one days, by publication once a week for three successive weeks in a daily newspaper published in ______________________________________, Tennessee, sell the property at public outcry, for cash, execute proper conveyances to the purchasers, and apply the proceeds, first, to the payment of necessary expenses of executing this trust, next, to the payment of the said indebtedness and interest, and pay the balance, if any, to Grantor, it successors or assigns. The Trustee may execute any powers conferred upon it by this trust deed.

The oath and bond of the Trustee are expressly waived, and in case of sale hereunder, the Grantor hereby expressly waives the equity of redemption, statutory right of redemption, dower and homestead and all other rights and exemptions of every kind in and to said property, and agrees that the purchaser shall have an absolute title in fee simple. Executed this ________ day of June, 2000.

                                      LEISURE LIFE, INC.


                                      By
                                         ----------------------------

                                      Title:

STATE OF ________       )
                        ) ss.
County of               )

Before me, a Notary Public in and for said State and County, duly commissioned and qualified, personally appeared ____________________, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the ___________ of Leisure Life, Inc., the within named Grantor, a corporation, and that he executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by himself as
_____________.

              Witness my hand and seal this___ day of June, 2000.

                                         -------------------------------
                                         Notary Public for _____________
                                         My commission expires __________

                                       PAGE 2



Exhibit  10.7(m)

$70,000	June 9, 2000

FOR VALUE RECEIVED, the undersigned, AJAY SPORTS, INC., a Delaware corporation, LEISURE LIFE, INC., a Tennessee corporation, PALM SPRINGS
GOLF, INC., a Colorado corporation, AJAY LEISURE PRODUCTS, INC., a Delaware corporation, and PRESTIGE GOLF CORP., a Delaware corporation (each individually referred to as "Borrower" and all collectively referred to as "Borrowers") hereby jointly and severally promise to pay to the order of Wells Fargo Credit, Inc. ("Wells Fargo") ON DEMAND the principal sum of Seventy Thousand Dollars ($70,000), together with at a fluctuating rate per annum equal to the Base Rate in effect from time to time plus 300 basis points.

This promissory note and Borrowers' obligations hereunder shall constitute part of the "Obligations" as defined in that certain Credit Agreement among Borrowers and Wells Fargo dated as of June 30, 1998, (as amended, modified or supplemented from time to time, the "Credit Agreement"). Capitalized terms used herein shall have the respective meanings assigned to them in the Credit Agreement.

All payments of principal and interest hereunder shall be made to Wells Fargo at Wells Fargo's office in lawful money of the United States and in same day or immediately available funds.

Borrowers' obligations evidenced by this promissory note are secured by the collateral described in the Loan Documents, including, without limitation, that certain Deed of Trust executed and delivered simultaneously herewith with respect to the real property located at 215 Fourth Avenue, Baxter, Tennessee 38544. The Loan Documents describe the rights of Wells Fargo and any other holder hereof with respect to the collateral.

Borrowers shall pay all costs of collection, including reasonable attorneys' fees (whether incurred at the trial or appellate level, in an arbitration proceeding, in bankruptcy (including, without limitation, any adversary proceeding, contested matter or motion) or otherwise). No delay or failure on the part of Wells Fargo to exercise any of its rights hereunder shall be deemed a waiver of such rights or any other right of Wells Fargo nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of such rights or any other right on any future occasion. Borrowers and every surety, indorser and guarantor of this Note waive presentment, demand, protest, notice of intention to accelerate, notice of acceleration, notice of nonpayment and all other notices of every kind, and agree that their liability under this Note shall not be affected by any renewal, postponement or extension in the time of payment hereof, by any indulgence granted by any holder hereof with respect hereto, or by any release or change in any security for the payment of this Note, and they hereby consent to any and all renewals, extensions, indulgences, releases or changes, regardless of the number of such renewals, extensions, indulgences, releases or changes.

Time is of the essence in the performance of all obligations of Borrowers under this Note.

This promissory note shall be governed by and construed in accordance with the laws of the State of Oregon.

UNDER OREGON LAW, MOST AGREEMENTS, PROMISES, AND COMMITMENTS MADE BY WELLS FARGO AFTER OCTOBER 3, 1989 CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE, MUST BE IN WRITING, EXPRESS CONSIDERATION AND BE SIGNED BY WELLS FARGO TO BE ENFORCEABLE.


AJAY SPORTS, INC.                      LEISURE LIFE, INC.
By:                                    By:
    -------------------------------       -----------------------------
Title:                                 Title:
      ------------------------------         --------------------------
Palm Springs Golf, Inc.                Ajay Leisure Products, Inc.
By:                                    By:
   ---------------------------------     --------------------------------
Title                                  Title:
      ----------------------------           ---------------------------
Prestige Golf Corp.
By:
   ------------------------------------
Title:
      ---------------------------------


Exhibit 10.7(o)

                         AGREEMENT REGARDING DISCRETIONARY
                              ADVANCES OF CREDIT

THIS AGREEMENT dated as of December __, 2000 among AJAY SPORTS, INC., a Delaware corporation, LEISURE LIFE, INC., a Tennessee corporation ("Leisure Life"), PALM SPRINGS GOLF, INC., a Colorado corporation, AJAY LEISURE PRODUCTS, INC., a Delaware corporation, and PRESTIGE GOLF CORP., a Delaware corporation, (each of the foregoing individually referred to as "Borrower" and all collectively referred to as "Borrowers"), THOMAS W. ITIN ("Guarantor"), ACRODYNE CORPORATION, a Michigan corporation ("Pledgor"), and WELLS FARGO CREDIT, INC. ("Wells Fargo") is as follows:

1.     Recitals.
--------
1.1 Borrowers are in default of their obligations to Wells Fargo under that certain Credit Agreement dated as of June 30, 1998, as amended ("Credit Agreement"), and the Loans have been accelerated and are now due and payable. Borrowers, other than Leisure Life, are liquidating their assets to repay the Obligations. Notwithstanding such default, Borrowers, Guarantor and Pledgor each desire that Wells Fargo continues to advance credit to Leisure Life subject to the terms and conditions set forth herein in the belief that doing so will enhance the realization of value from Leisure Life's business.

1.2 Wells Fargo is willing to consider making discretionary advances of credit to Leisure Life and to forbear from exercising certain remedies available to it, but only during the period set forth in a Budget and only on the terms set forth herein.

2. Definitions. All terms defined above shall have the meanings set forth above. All capitalized terms not defined herein shall have the meanings attributed to them in the Credit Agreement. Whenever the following terms are used herein, they shall be defined as follows:

"Budget" means a monthly budget for the operation of Leisure Life for such period (but in no event beyond May 31, 2001), in such detail and containing such information as Wells Fargo finds acceptable.

"Guaranty" means the Continuing Unconditional Guaranty of Thomas W. Itin signed as of August 16, 1999.

"Pledge Agreement" means the Pledge Agreement between Pledgor and Wells Fargo entered into as of February 3, 2000.

3.	Borrowers', Guarantor's, and Pledgor's Acknowledgments.
3.1 Borrowers, Guarantor and Pledgor each hereby acknowledges and agrees as follows:
(a) Borrowers are obligated to Wells Fargo pursuant to the Loan
     Documents, and as of November 30, 2000 the outstanding principal balance of the Obligations is $2,478,734.28.
(b) The Loan Documents are legal, valid and binding obligations of each Borrower enforceable in accordance with their terms and there are no defenses, offsets, claims or counterclaims in favor of any Borrower or any affiliate of any Borrower with respect to any of the Loan Documents;
(c) Borrowers are in default of their obligations to Wells Fargo under the Loan Documents, and Wells Fargo has accelerated the Loans and the Loans are now due and payable in full.
3.2 Guarantor hereby acknowledges that the Guaranty is a legal, valid and binding obligation of Guarantor enforceable in accordance with its terms and that Wells Fargo, in its sole and arbitrary discretion, has the present right to require Guarantor, as a principal, to pay immediately all of the Obligations (subject only to the limitation in Section 9 of the Guaranty). Guarantor hereby reaffirms his obligations under the Guaranty.
3.3 Pledgor hereby acknowledges that the Pledge Agreement is a legal, valid and binding obligation of Pledgor enforceable in accordance with its terms and that Wells Fargo, in its sole and arbitrary discretion, has the present right to exercise any and all of the remedies available to it in Section 9 of the Pledge Agreement and as otherwise provided in the Pledge Agreement with respect to an Event of Default.
4.    Forbearance.
4.1 So long as: (a) Borrowers, Guarantor and Pledgor each strictly and punctually perform all of its/his obligations hereunder and under the Loan Documents (subject only to the defaults listed on Exhibit A), the Guaranty and the Pledge Agreement; (b) each representation or warranty of Borrowers, Guarantor and Pledgor hereunder remains true and correct in all respects; and (c) Leisure Life provides Wells Fargo with a Budget, Wells Fargo, during the period covered by the Budget, will forbear from exercising its remedies under the Loan Documents with respect to Leisure Life and will, in its sole and absolute discretion, advance credit to Leisure Life in the manner described in Section 5 below.
4.2 This Agreement is not a waiver by Wells Fargo of the existing defaults or any future defaults and shall not prevent Wells Fargo from exercising its right to pursue its remedies for default, except as provided in
      Section 4.1. Wells Fargo's failure to exercise any right, privilege or remedy as a result of a failure by Borrowers, Guarantor or Pledgor to perform or comply with their respective obligations hereunder, the incorrectness or the falsity of any representation or warranty of Borrowers, Guarantor or Pledgor contained in this Agreement or the occurrence after the date hereof of any further default under the Loan Documents, the Guaranty or the Pledge Agreement, in each case as modified hereby, shall not (i) prejudice or otherwise adversely affect Wells Fargo's right at any time to exercise any right, privilege or remedy available to Wells Fargo under the Loan Documents, the Guaranty, the Pledge Agreement or otherwise, (ii) be deemed to amend or alter any provision of this Agreement or any of the Loan Documents, the Guaranty or the Pledge Agreement or (iii) constitute a course of dealing or other basis for altering any of Borrowers', Guarantor's or Pledgor's obligations or any of Wells Fargo's rights, privileges or remedies under any of the Loan Documents, the Guaranty, the Pledge Agreement or otherwise. Except as expressly set forth in this Agreement, all of the provisions of the Loan Documents, the Guaranty and the Pledge Agreement shall remain in full force and effect.
5.    Discretionary Advances of Credit.
5.1 Except for such advances as Wells Fargo in its discretion makes to Parent with respect to expenses related to cash management services, no further credit will be advanced to any Borrower under the Loan Documents, except advances, if any, to Leisure Life described herein. Wells Fargo, in its sole and absolute discretion, may advance credit to Leisure Life up to the amount of credit projected to be necessary at any time pursuant to the Budget, and all such advances shall be included in the Obligations. Borrowers, Guarantor and Pledgor each acknowledge that any advance made by Wells Fargo shall be made by it in its sole discretion and based on its sole judgment that Leisure Life is being operated in conformity with the Budget and will continue to be operated in accordance with the Budget.
5.2 On each Business Day until further notice from Wells Fargo, Leisure Life shall provide Wells Fargo with a report of the goods shipped by it and goods produced by it and not shipped during the immediately preceding Business Day. With respect to goods shipped, such report shall include a copy of each purchase order under which such goods were shipped. Leisure Life shall provide a daily report of its outstanding accounts receivables and collections and a semi-monthly report of its inventory, each containing such detailed information as Wells Fargo may from time to time request. Additionally, Borrowers shall promptly furnish to Wells Fargo such other information respecting the condition operations, financial or otherwise, of any Borrower, as Wells Fargo may from time to time request.
5.3 At any time, Wells Fargo may pay interest, fees, expenses and all other amounts owed to it by Borrower by adding such amounts to the principal of the Revolving Loans.
6. Security. Borrowers hereby reaffirm their prior grants to Wells Fargo of security interests in Borrowers' assets as security for the full and prompt payment in cash and performance of the Obligations, and Pledgor hereby reaffirms its prior grant to Wells Fargo of a pledge and security interest in 150,000 shares of Williams Controls, Inc.'s issued and outstanding common stock pursuant to the Pledge Agreement as security for the full and prompt payment in cash and performance of the Obligations.
7. Borrowers' Representations and Warranties. In addition to the representations and warranties of Borrower contained in the Loan Documents, each of which, except as disclosed on Exhibit A is hereby reaffirmed by Borrower on and as of the date of this Agreement, Borrower represents and warrants to Wells Fargo that:
7.1 Borrowers have all requisite corporate power and authority to execute, deliver and carry out this Agreement. Borrowers have taken all corporate action necessary to authorize the execution, delivery and performance of this Agreement and have duly executed and delivered this Agreement. This Agreement constitutes the valid and legally binding obligation of each Borrower enforceable against it in accordance with its terms.
7.2 No Default is continuing under the Loan Documents except as described on Exhibit A.
7.3 No oral or written statement by Wells Fargo, other than within this Agreement, or of any of its officers or representatives shall constitute a representation, covenant, warranty or agreement on the part of Wells Fargo to extend any further credit to Borrowers, to extend the term of financial accommodations to Borrowers or to restructure in any way any of the Obligations or otherwise bind Wells Fargo with respect to its future relationship with Borrowers under the Loan Documents. The practices and methods of dealing between Wells Fargo and Borrowers in connection with this Agreement shall not constitute, evidence or create any expectation or reliance on the part of Borrowers applicable to any future transaction between Wells Fargo and any Borrower.
8. Guarantor's Representations and Warranties. In addition to Guarantor's representations and warranties contained in the Guaranty, each of which is hereby reaffirmed by Guarantor on and as of the date hereof, Guarantor represents and warrants to Wells Fargo that: (i) this Agreement constitutes a valid and legal binding obligation of Guarantor enforceable against him in accordance with its terms and (ii) the practices and methods of dealing between Wells Fargo and Borrowers and Wells Fargo and Guarantor in connection with this Agreement shall not constitute, evidence or create any expectation or reliance on the part of any Borrower or Guarantor applicable to any future transaction, if any, between Wells Fargo and any Borrower or Wells Fargo and Guarantor.
9. Pledgor's Representations and Warranties. In addition to Pledgor's representations and warranties contained in the Pledge Agreement, each of which is hereby reaffirmed by Pledgor on and as of the date hereof, Pledgor represents and warrants to Wells Fargo that: (i) it has all requisite corporate power and authority to execute, deliver and carry out this Agreement; has taken all corporate action necessary to authorize the execution, delivery and performance of this Agreement and has duly executed and delivered this Agreement; (ii) this Agreement constitutes a valid and legal binding obligation of Pledgor enforceable against Pledgor in accordance with its terms; and (iii) the practices and methods of dealing between Wells Fargo and Borrowers and Wells
      Fargo and Pledgor in connection with this Agreement shall not constitute, evidence or create any expectation or reliance on the part of Pledgor applicable to any future transaction, if any, between Wells Fargo and any Borrower or Wells Fargo and Pledgor.
10. Covenants of Borrowers. In addition to the covenants contained in the Loan Documents, Borrowers each hereby covenants and agrees as follows:
10.1 Wells Fargo, through its agents, employees or consultants and at Borrower's expense, shall be permitted to enter Borrowers' premises at any time, without prior appointment or notice, and without hindrance or delay, to inspect the Collateral and monitor its activities.
10.2 If Wells Fargo elects to exercise its remedies, Borrowers will cooperate with and assist Wells Fargo in the liquidation of Borrowers' assets, the proceeds of which will be applied in payment and satisfaction of the Obligations, and will execute all documents requested by Wells Fargo in connection with the liquidation.
10.3 Promptly upon receipt, Borrowers shall report to Wells Fargo each offer from any Person to acquire or expression of interest from any Person in acquiring any of Leisure Life's business or assets, whether such offer or expression is written or oral, except with respect to the purchase of inventory in the ordinary course of Leisure Life's business.
10.4 On or before December 11, 2000, Borrowers will deliver to Wells
      Fargo a good standing certificate for Leisure Life issued by the Tennessee Secretary of State not earlier than November 27, 2000.
10.5 Not later than 20 days after and as of the end of each month Borrowers will deliver to Wells Fargo financial statements of Leisure Life prepared in accordance with GAAP, including a comparison of Leisure Life's actual results for such month to the Budget for such month, together with a certificate by a senior financial officer of Leisure Life certifying that such financial statements fairly present in all material respects Leisure Life's balance sheet as of the end of such month and income and cash flow for such month.
11. Release. In consideration of the agreements and undertakings of Wells Fargo in this Agreement, Borrowers, Guarantor and Pledgor each hereby releases, acquits and forever discharges Wells Fargo, its affiliates, participants, officers, employees, agents, successors and assigns, of and from any and all claims, demands, damages, liabilities, obligations, actions or causes of action in suits or causes of suit and unconditionally waives any defense, either at law or in equity, whether known or unknown, arising out of, connected with or in any way related to the Obligations, the Loan Documents, the Guaranty, the Pledge Agreement, the relationship between Wells Fargo and Guarantor, the relationship between Wells Fargo and Pledgor or the relationship between Wells Fargo and Borrowers to and including the date of this Agreement.
12.   Miscellaneous.
12.1 Borrowers and Guarantor, jointly and severally, promise to pay to Wells Fargo immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including, without limitation, reasonable attorneys' fees (whether incurred at the trial or appellate level, in an arbitration proceeding, in Bankruptcy, including, without limitation, any adversary proceeding, contested matter or motion, or otherwise) incurred by Wells Fargo in connection with (a) the negotiation and preparation of this Agreement and monitoring of Leisure Life and the other Borrowers, (b) the enforcement, preservation or protection (or attempt at enforcement, preservation or protection) of any rights or remedies of Wells Fargo under this Agreement or under any Loan Document or the Guaranty or the relationship between Wells Fargo and Borrowers or between Wells Fargo and Guarantor, and (c) all costs, fees and expenses incurred by Wells Fargo for appraisals, audits, monitoring or Leisure Life or any other Borrower, environmental inspections and reviews, searches and filings in connection with any of the foregoing.
12.2 This Agreement contains the entire understanding and agreement of the parties with respect to the Wells Fargo's forbearance and willingness to extend credit to Borrower and is intended fully to integrate all prior negotiations, discussions, proposals or understandings, either oral or written, with respect to the subject matter of this Agreement. In the event of a conflict or inconsistency between the provisions of this Agreement and the Loan Documents or Guaranty, this Agreement shall control.
12.3 Time is of the essence of each and every provision of this Agreement and each of the Loan Documents and the Guaranty.
12.4 BORROWERS, GUARANTOR, PLEDGOR AND WELLS FARGO, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, EACH HEREBY IRREVOCABLY WAIVES ALL RIGHT
      TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING, COUNTERCLAIM OR OTHER LITIGATION IN ANY WAY ARISING OUT OF OR RELATING TO THIS AGREEMENT,
      ANY OF THE LOAN DOCUMENTS, THE GUARANTY, THE PLEDGE AGREEMENT OR ANY OF THE TRANSACTIONS OR EVENTS REFERENCED HEREIN OR THEREIN OR CONTEMPLATED HEREBY OR THEREBY, WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS OR OTHERWISE. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENT, RENEWAL, SUPPLEMENT OR MODIFICATION TO THIS AGREEMENT, THE LOAN DOCUMENTS, THE GUARANTY AND/OR THE PLEDGE AGREEMENT. A COPY OF THIS SECTION MAY BE FILED WITH ANY COURT AS WRITTEN EVIDENCE OF THE WAIVER
      OF THE RIGHT TO TRIAL BY JURY AND THE CONSENT TO TRIAL BY COURT.
12.5 This Agreement shall be governed by and construed in accordance with the laws of the State of Oregon.
12.6 This Agreement shall inure to the benefit and be binding upon the parties hereto and their respective successors, assigns, heirs and personal representatives. No Borrower nor the Guarantor or Pledgor may assign any of their respective rights or delegate any of their respective duties hereunder without the prior written consent of Wells Fargo.
12.7 Any amendment, waiver or modification of this Agreement may be made only with the written consent of the parties hereto. No failure by any party to insist upon the strict performance of any provision of this Agreement, or to exercise any right or remedy consequent upon a breach thereof, shall constitute a waiver of any such breach or of any subsequent breach of the same or any other provision. No waiver of any provision of this Agreement shall be deemed a waiver of any other provision of this Agreement or a waiver of such provision with respect to any subsequent breach, unless expressly provided in writing.
12.8 UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY
      WELLS FARGO AFTER OCTOBER 3, 1989 CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWERS' RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION AND BE SIGNED BY WELLS FARGO TO BE ENFORCEABLE.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

AJAY SPORTS, INC.


By:
    -----------------------------
Title:
     -----------------------------

LEISURE LIFE, INC.


By:
    -----------------------------
Title:
      --------------------------

PALM SPRINGS GOLF, INC.


By:
    -----------------------------
Title:
      --------------------------

AJAY LEISURE PRODUCTS, INC.


By:
   ------------------------------
Title:
      ---------------------------

PRESTIGE GOLF CORP.


By:
    -----------------------------
Title:
       --------------------------


ACRODYNE CORPORATION:


By:
    -----------------------------
Title:
       -------------------------

WELLS FARGO CREDIT, INC.


By:
    ------------------------------

Title:
       ---------------------------

GUARANTOR:



----------------------------------
       THOMAS W. ITIN

EXHIBIT A TO AGREEMENT

1.      Article III - failure to repay the Loans.
2.      Section 8.18 - failure to meet required covenants.
3. Failure of Borrowers, other than Leisure Life, to meet covenants as a result of cessation of business activity and liquidation of assets (except that all proceeds from the liquidation of assets have been delivered to Wells Fargo in the manner contemplated by the Loan Documents.



EXHIBIT 10.9(i)


May 10, 2001


Pro Golf International, Inc.
Attn: Thomas W. Itin
32751 Middlebelt Road, Suite B
Farmington Hills, MI  48334

RE: FORBEARANCE AGREEMENT ("AGREEMENT") DATED SEPTEMBER 1, 2000, AMONG COMERICA BANK ("BANK"), PRO GOLF INTERNATIONAL, INC. ("BORROWER"), AJAY SPORTS, INC., WOODWARD PARTNERS, INC., PRO GOLF OF AMERICA, INC., COLORADO RIDGE CORPORATION, ACRODYNE CORPORATION, TICO, SICO, THOMAS W. ITIN AND SHIRLEY B. ITIN (INDIVIDUALLY AND TOGETHER "GUARANTORS")


Dear Mr. Itin:

Borrower and Guarantors have requested that Bank agree to amend and extend the Agreement to permit Borrower additional time to pursue alternative financing to pay off the Liabilities. All capitalized terms not defined in this amendment and extension agreement ("Amendment") shall have the meanings described in the Loan Documents.

As of May 7, 2001, the Liabilities include:


              Loans (note amount and date)    PrincipaL       Interest
               --------------------------   ------------    ----------

              Demand Installment Loan        $8,098,000       14,051.36

The amounts referenced above are exclusive of interest accruing after May 7, 2001, unpaid fees of $300,000, other fees, costs and expenses (including, but not limited to, inside and outside counsel fees).

Without limitation, Borrower in default under the Agreement and the Loan Documents for, among other things, failure to pay principal payments and fees when due, and failure to raise required additional equity.

Subject to Borrower's and Guarantors' timely, written acceptance of the following conditions, Bank is willing to forbear until June 30, 2001, subject to earlier termination as provided below, from further action to collect the Liabilities:

1. Borrower and Guarantors acknowledge the Liabilities as set out in the Agreement and the Loan Documents and the amount of the Liabilities as stated above. Guarantors ratify and reaffirm their guaranties.

2. Future administration of the Liabilities and the financing arrangements among Bank, Borrower and Guarantors shall continue to be governed by the covenants, terms and conditions of the Agreement and the Loan Documents, which are ratified and confirmed and incorporated by this reference, except to the extent that the Agreement and the Loan Documents have been superseded, amended, modified or supplemented by this Amendment or are inconsistent with this Amendment, then this Amendment shall govern.

3. All of the Liabilities shall be paid in full on or before June 30, 2001.

4. Concurrently with execution and delivery of this Amendment by Borrower and Guarantors to Bank, Borrower and Guarantors shall cause The Links at Birch Run's Playpark LLC and The Learning Center at Birch Run's Playpark LLC to execute and deliver to Bank mortgages on all property owned by those entities located in Birch Run, Michigan (the "Birch Run Mortgages") to secure all of the Liabilities. The Birch Run Mortgages shall be in form and substance acceptable to Bank.

5. Concurrently with execution and delivery of this Amendment, Thomas W. Itin and Shirley B. Itin shall execute and deliver to Bank an amendment to the mortgage by them to Bank pledging the real property commonly known as 4831 Old Orchard Trail, Orchard Village, Michigan, to confirm that the mortgage secures all of their obligations to Bank including their guaranty of the Liabilities.
      The amendment shall be in form and substance acceptable to Bank.

6. Borrower and Guarantors acknowledge Bank remains under no obligation to advance funds or extend credit to Borrower pursuant to the Loan Documents, or otherwise.

7. Effective as of March 1, 2001, interest on the Liabilities shall accrue at Bank's "prime rate" (as defined in the Loan Documents) plus five percentage points (5%) and shall be due and payable on the first (1st) day of each and every month. Thereafter, upon the occurrence of a default under the terms of this Amendment or any further defaults under the Agreement or the Loan Documents, then the Liabilities shall accrue interest at the rate otherwise provided in this paragraph plus three percentage points (3%).

8. Notwithstanding Bank's demand of the Liabilities, Borrower shall make the following principal payments to Bank: (a) $100,000 on or before April 30, 2001, timely receipt of which is hereby acknowledged by Bank; plus (b) an amount equal to 33% of the equity raised for ProGolf.com for the period May 1, 2001 through May 31, 2001, to be paid as and when raised, provided, however, that Bank must receive not less than $100,000 by May 31, 2001; plus (c) an amount equal to 33% of the equity raised for ProGolf.com for the period June 1, 2001 through June 29, 2001, to be paid as and when raised, provided, however, that Bank must receive not less than $100,000 by June 29, 2001.

9. Borrower and Guarantors acknowledge and agree the Agreement and the Loan Documents presently provide for and they shall reimburse for any and all costs and expenses of Bank, including, but not limited to, all inside and outside counsel fees of Bank whether in relation to drafting, negotiating or enforcement or defense of the Agreement or the Loan Documents or this Amendment, including any preference or disgorgement actions as defined in this Amendment and all of Bank's audit fees, incurred by Bank in connection with the Liabilities, Bank's administration of the Liabilities and/or any efforts of Bank to collect or satisfy all or any part of the Liabilities. Borrower and Guarantors shall immediately reimburse Bank for all of Bank's costs and expenses upon Bank's incurrence thereof or upon demand.

10. Borrower is in default in payment of $300,000 of fees due Bank on account of loan transactions between Borrower and Bank. Borrower acknowledges and agrees that the fees were earned by Bank and are due and owing without setoff or defense.

11. Borrower and Guarantors acknowledge that Signature Sports & Entertainment, Inc. ("SSE") is a mortgagor under a mortgage to Bank of Florida real property to secure the Liabilities, that SSE signed the Agreement, that the signature of SSE to this Amendment is not a requirement of any of them, and that this Amendment shall be binding upon each of them in accordance with its terms notwithstanding that SSE is not signing this Amendment.

12. This Amendment shall be governed and controlled in all respects by the laws of the State of Michigan, without reference to its conflict of law provisions, including interpretation, enforceability, validity and construction.

13. Bank expressly reserves the right to exercise any or all rights and remedies provided under the Agreement and the Loan Documents and applicable law except as modified herein. Bank's failure to immediately exercise such rights and remedies shall not be construed as a waiver or modification of those rights or an offer of forbearance.

14. This Amendment will inure to the benefit of Bank and all its past, present and future parents, subsidiaries, affiliates, predecessors and successor corporations and all of their subsidiaries and affiliates.

15. Bank anticipates that discussions addressing the Liabilities may take place in the future. During the course of such discussions, Bank, Borrower and Guarantors, may touch upon and possibly reach a preliminary understanding on one or more issues prior to concluding negotiations. Notwithstanding this fact and absent an express written waiver by Bank, Bank will not be bound by an agreement on any individual issues unless and until an agreement is reached on all issues and such agreement is reduced to writing and signed by Borrower, Guarantors and Bank.

16. As of the date of this Amendment, there are no offers outstanding from Bank to Borrower and Guarantors. Any prior offer by Bank, whether oral or written is hereby rescinded in full. There are no oral agreements between Bank and Borrower and Guarantor; any agreements concerning the Liabilities are expressed only in the existing Loan Documents. The duties and obligations of Borrower and Guarantor and Bank shall be only as set forth in the Agreement, Loan Documents and this Amendment when executed by all parties.

17. BORROWER, GUARANTORS AND BANK ACKNOWLEDGE AND AGREE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS AMENDMENT, THE AGREEMENT, THE LOAN DOCUMENTS OR THE LIABILITIES.

18. BORROWER AND GUARANTORS, IN EVERY CAPACITY, INCLUDING, BUT NOT LIMITED TO, AS SHAREHOLDERS, PARTNERS, OFFICERS, MANAGERS, DIRECTORS, INVESTORS, MEMBERS AND/OR CREDITORS OF BORROWER AND/OR GUARANTORS, OR ANY ONE OR MORE OF THEM, HEREBY WAIVE, DISCHARGE AND FOREVER RELEASE BANK, BANK'S EMPLOYEES, OFFICERS, DIRECTORS, ATTORNEYS, STOCKHOLDERS AND SUCCESSORS AND ASSIGNS, FROM AND OF ANY AND ALL CLAIMS, CAUSES OF ACTION, DEFENSES, COUNTERCLAIMS OR OFFSETS AND/OR ALLEGATIONS BORROWER AND/OR GUARANTORS MAY HAVE OR MAY HAVE MADE OR IS BASED ON FACTS OR CIRCUMSTANCES ARISING AT ANY TIME UP THROUGH AND INCLUDING THE DATE OF THIS AMENDMENT, WHETHER KNOWN OR UNKNOWN, AGAINST ANY OR ALL OF BANK, BANK'S EMPLOYEES, OFFICERS, DIRECTORS, ATTORNEYS, STOCKHOLDERS AND SUCCESSORS AND ASSIGNS.

19. The parties submit to the jurisdiction and venue of the circuit court for the County of Oakland, State of Michigan or, if original jurisdiction can be established, the United District Court for the Eastern District of Michigan with respect to any action arising, directly or indirectly, out of this Amendment or the performance or breach of this Amendment. The parties stipulate that the venues referenced in this Amendment are convenient.

20. This Amendment may be executed in counterparts and facsimiles and the counterpart, when properly executed and delivered by the signing deadline, will constitute a fully executed complete agreement.

21. Borrower and Guarantors shall properly execute this Amendment and deliver it to the undersigned by no later than 5:00 p.m. on May 10, 2001.

22. Borrower and Guarantors acknowledge that they have reviewed (or have had the opportunity to review) this Amendment with counsel of their choice and have executed this Amendment voluntarily and without coercion or duress.

Bank reserves the right to terminate its forbearance prior to June 30, 2001, in the event of any new defaults under the Agreement or the Loan Documents, defaults under this Amendment, in the event of further deterioration in the financial condition of Borrower or Guarantors, or any of them, or further deterioration in Bank's collateral position, and/or in the event Bank, for any reason, believes that the prospect of payment or performance is impaired.

Very truly yours,



Susan A. Smith
Vice President, Special Assets Group
P.O. Box 75000
Detroit, Michigan 48275-3205
Telephone: (313) 222-3002
Facsimile:  (313) 222-5706



ACKNOWLEDGED AND AGREED:

PRO GOLF INTERNATIONAL, INC.

By:                                                     Date:  May   , 2001
    ------------------------------                             -------------
Its:
      ---------------------------------


AJAY SPORTS, INC.
WOODWARD PARTNERS, INC.
PRO GOLF OF AMERICA, INC.
COLORADO RIDGE CORPORATION
ACRODYNE CORPORATION

By:                                                      Date:  May  , 2001
     -----------------------------------                        -----------
   Thomas W. Itin, President of each of the
   above entities



TICO

By:                                                       Date:  May   , 2001
       -----------------------------------                        -----------
      Thomas W. Itin, Managing Partner


SICO

By:                                                        Date:  May   , 2001
     ----------------------------------                          -------------
      Shirley B. Itin, Managing Partner


                                                            Date:  May   , 2001
------------------------------------------
Thomas W. Itin, Individually


                                                            Date:  May   , 2001
------------------------------------------
Shirley B. Itin, Individually

C:\TEMP\PROGOLFC-FORBEARANCE AGREEMENT51001.DOC
Pro Golf International, Inc.
Attn: Thomas W. Itin
May 10, 2001
Page 6



Exhibit 10.12

                              PROGOLF.COM, INC.
                      2000 INCENTIVE STOCK PLAN

1. Objectives. The 2000 Incentive Stock Plan (the "Plan") of ProGolf.com, Inc. (the "Company") is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

2. Definitions.
   a. "Board" - The Board of Directors of the Company.
   b. "Code" - The Internal Revenue Code of 1986, as amended from time to time.
   c. "Committee" - The Compensation Committee of the Company's Board, or such other committee of the Board that is designated by the Board to administer the Plan; or, if no Compensation or other committee of the Board has been designated, "Committee" shall refer to the Board. If the Company's common stock becomes registered under the Exchange Act and the Plan is administered by a Committee, the Committee shall be composed of not less than two members of the Board all of whom are "Non-Employee Directors" as defined in Rule 16b-3(b)(3)(i) ("Rule 16b-3") promulgated under the Exchange Act (as defined below).
   d. "Company" - ProGolf.com, Inc. and its subsidiaries including subsidiaries of subsidiaries, and the following affiliate companies:
      Ajay Sports, Inc., Ajay Leisure Products, Inc., Palm Springs Golf, Inc., Prestige Golf Corp., Leisure Life, Inc., Pro Golf International, Inc. and its subsidiaries, including Pro Golf of America, Inc.
   e. "DGCL" - Delaware General Corporate Law, as amended from time to time.
   f. "Exchange Act" - The Securities Exchange Act of 1934, as amended from time to time.
   g. "Fair Market Value" - The fair market value of the Company's issued and outstanding Stock as determined in good faith by the Board or Committee, which determination shall be conclusive and binding; provided however, that if there is a public market for such Stock, the fair market value per share shall be the average of the bid and asked prices (or the closing price if such stock is listed on the Nasdaq National Market System or SmallCap Issue Market) on the date of grant of the Option, or if listed on a stock exchange, the closing price on such exchange on such date of grant.
   h. "Grant" - The grant of any form of stock option, stock award, or stock purchase offer, whether granted singly, in combination or in tandem, to a Participant pursuant to such terms, conditions and limitations as the Committee may establish in order to fulfill the objectives of the Plan.
   i. "Grant Agreement" - An agreement between the Company and a Participant that sets forth the terms, conditions and limitations applicable to a Grant.
   j. "Option" - Either an Incentive Stock Option, in accordance with Section 422 of Code, or a Nonstatutory Option, to purchase the Company's Stock that may be awarded to a Participant under the Plan.
   k. "Optionee" - A Participant who receives an award of an Option.
   l. "Participant" - A director, officer, employee or consultant of the Company to whom an Award has been made under the Plan.
   m. "Restricted Stock Purchase Offer" - A grant of the right to purchase a specified number of shares of Stock pursuant to a written agreement issued under the Plan.
   n. "Securities Act" - The Securities Act of 1933, as amended from time to time.
   o. "Stock" - Authorized and issued or unissued shares of common stock of the Company.
   p. "Stock Award" - A grant made under the Plan in stock or denominated in units of stock for which the Participant is not obligated to pay additional consideration.
   q. "Ten Percent Holder" - A person who owns (or is deemed to own, pursuant to Section 424(d) of the Code) stock possessing more than ten percent (10%) of the total combined voting power or value of all classes of stock of the Company.
3. Administration. The Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the Committee. Subject to the provisions of the Plan, the Board and/or the Committee shall have authority to (a) grant, in its discretion, Incentive Stock
Options in accordance with Section 422 of the Code, or Nonstatutory
Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the Fair Market Value of the Stock covered by any Grant; (c) determine which eligible persons shall receive Grants and the number of shares, restrictions, terms and conditions to be included in such Grants;
(d) construe and interpret the Plan; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plan or any Grant; (f) consistent with the Plan and with the consent of the Participant, as appropriate, amend any outstanding Grant or amend the exercise date or dates thereof;
(g) determine the duration and purpose of leaves of absence which may be granted to Participants without constituting termination of their employment for the purpose of the Plan or any Grant; and (h) make all other determinations necessary or advisable for the Plan's administration. The interpretation and construction by the Board of any provisions of the Plan or selection of Participants shall be conclusive and final. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Grant made thereunder.

4. Eligibility.
   a. General: The persons who shall be eligible to receive Grants shall be directors, officers, employees and consultants to the Company. The term consultant shall mean any person, other than an employee, who is engaged by the Company to render services and is compensated for such services. An Optionee may hold more than one Option. Any issuance of a Grant to an officer or director of the Company subsequent to the first registration of any of the securities of the Company under the Exchange Act shall comply with Rule 16b-3 and the Participant officer or director shall comply with the beneficial ownership reporting requirements of Section 16 of the Exchange Act.

   b. Incentive Stock Options: Incentive Stock Options may only be issued to employees of the Company. Incentive Stock Options may be granted to officers or directors, provided they are also employees of the Company. Payment of a director's fee shall not be sufficient to constitute employment by the Company.

      The Company shall not grant an Incentive Stock Option under the Plan to any employee if such Grant would result in such employee holding the right to exercise for the first time in any one calendar year, under all Incentive Stock Options granted to such employee under the Plan or any other plan maintained by the Company, options to purchase shares of Stock having an aggregate fair market value in excess of $100,000, determined as of the date of the Option is granted. Should it be determined that an Incentive Stock Option granted under the Plan exceeds this maximum for any reason other than a failure in good faith to value the Stock subject to such Option, the excess portion of such Option shall be considered a Nonstatutory Option. To the extent the employee holds two (2) or more such Options that become exercisable for the first time in the same calendar year, the foregoing limitation on the exercisability of such Options as Incentive Stock Options under the Federal tax laws shall be applied on the basis of the order in which such Options are granted. If, for any reason, an entire Option does not qualify as an Incentive Stock Option by reason of exceeding such maximum, such Option shall be considered a Nonstatutory Option.

   c. Nonstatutory Option: The provisions of the foregoing Section 4(b) shall not apply to any Option designated as a "Nonstatutory Option" or which sets forth the intention of the parties that the Option be a Nonstatutory Option.

   d. Stock Awards and Restricted Stock Purchase Offers: The provisions of this Section 4 shall not apply to any Stock Award or Restricted Stock Purchase Offer under the Plan.

5. Stock.
   a. Authorized Stock. Stock subject to Grants may be either previously unissued or reacquired Stock

   b. Number of Shares. Subject to adjustment as provided in Section 6(i) of the Plan, the total number of shares of Stock which may be purchased or granted directly by Options, Stock Awards or Restricted Stock Purchase Offers, or purchased indirectly through exercise of Options granted under the Plan shall not exceed 3,750,000 shares of Stock (after giving effect to the 2-for-1 stock split approved by the Company's Board on August 10, 1999 and the Company's Stockholders on Janaury 21, 2000).If any Grant shall for any reason terminate or expire, any shares allocated thereto but remaining unpurchased upon such expiration or termination shall again be available for Grants with respect thereto under the Plan as though no Grant had previously occurred with respect to such shares. Any shares of Stock issued pursuant to a Grant and repurchased pursuant to the terms thereof shall be available for future Grants as though not previously covered by a Grant.

   c. Reservation of Shares. The Company shall reserve and keep available at all times during the term of the Plan such number of shares as shall be sufficient to satisfy the requirements of the Plan. If, after reasonable efforts, which efforts shall not include the registration of the Plan or Grants under the Securities Act, the Company is unable to obtain authority from any applicable regulatory body, which authorization is deemed necessary by legal counsel for the Company for the lawful issuance of shares hereunder, the Company shall be relieved of any liability with respect to its failure to issue and sell the shares for which such requisite authority was so deemed necessary unless and until such authority is obtained.

   d. Application of Funds. The proceeds received by the Company from the sale of Stock pursuant to the exercise of Options or rights under Grant agreements for Stock Awards or Restricted Stock Purchase Offers will be used for general corporate purposes.

   e. No Obligation to Exercise. The issuance of a Grant shall impose no obligation upon the Participant to exercise any rights under such Grant.

6. Terms and Conditions of Options. Options granted hereunder shall be evidenced by agreements between the Company and the respective Optionees, in such form and substance as the Board or Committee shall from time to time approve. Option agreements need not be identical, and in each case may include such provisions as the Board or Committee may determine, but all such agreements shall be subject to and limited by the following terms and conditions:

   a. Number of Shares: Each Option shall state the number of shares to which it pertains.

   b. Exercise Price: Each Option shall state the exercise price, which shall be determined as follows:

      i. Any Incentive Stock Option granted to Ten Percent Holder shall have an exercise price of no less than 110% of the Fair Market Value of the Stock as of the date of grant; and
     ii. Incentive Stock Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an exercise price of no less than 100% of the Fair Market Value of the Stock as of the date of grant.
    iii. Nonstatutory Stock Options granted under this Plan shall have an exercise price not less than 85% of the Fair Market Value of the Stock as of the date of grant.

   c. Medium and Time of Payment: The exercise price shall become immediately due upon exercise of the Option and shall be paid in cash or check made payable to the Company. Should the Company's outstanding Stock be registered under Section 12(g) of the Exchange Act at the time the Option is exercised, then the exercise price may also be paid as follows:

      i. in shares of Stock held by the Optionee for the requisite period necessary to avoid a charge to the Company's earnings for financial reporting purposes and valued at Fair Market Value on the exercise date, or
     ii. through a special sale and remittance procedure pursuant to which the Optionee shall concurrently provide irrevocable written instructions (x) to a Company designated brokerage firm to effect the immediate sale of the purchased shares and remit to the Company, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate exercise price payable for the purchased shares plus all applicable Federal, state and local income and employment taxes required to be withheld by the Company by reason of such purchase and (y) to the Company to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale transaction.

    iii. At the discretion of the Board, exercisable either at the time of Option grant or of Option exercise, the exercise price may also be paid (x) by Optionee's delivery of a promissory note in form and substance satisfactory to the Company and permissible under applicable securities laws and regulations and the DGCL, bearing interest at a rate determined by the Board in its sole discretion, but in no event less than the minimum rate of interest required to avoid the imputation of compensation income to the Optionee under the Code and any applicable regulations promulgated thereunder, or
     (y) in such other form of consideration permitted by the DGCL as may be acceptable to the Board.

   d. Term and Exercise of Options: Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five
      (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of five
      (5) years from the date of the Option. Unless a later date of grant is specified by the Board or the Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

      Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. During the lifetime of an Optionee, the Option shall be exercisable only by the Optionee and shall not be assignable or transferable by the Optionee, and no other person shall acquire any rights therein. To the extent not exercised, installments (if more than one) shall accumulate, but shall be exercisable, in whole or in part, only during the period for exercise as stated in the Option agreement, whether or not other installments are then exercisable.

   e. Termination of Status as Employee, Consultant or Director: If Optionee's status as an employee shall terminate for any reason other than Optionee's disability or death, then Optionee (or if the Optionee shall die after such termination, but prior to exercise, Optionee's personal representative or the person entitled to succeed to the Option) shall have the right to exercise the portions of any of Optionee's Incentive Stock Options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination; provided, that if termination was "for cause" as that term is defined in applicable labor laws and case law related thereto, or by the terms of the Plan or the Option Agreement or an employment agreement, the Option shall automatically terminate as of the termination of employment as to all shares covered by the Option.

      With respect to Nonstatutory Options granted to employees, directors or consultants, the Board may specify such period for exercise, not less than 30 days (except that in the case of "termination for cause" or removal of a director, the Option shall automatically terminate as of the termination of employment or services) following termination of employment or services as the Board deems reasonable and appropriate. The Option may be exercised only with respect to installments that the Optionee could have exercised at the date of termination of employment or services. Nothing contained herein or in any Option granted pursuant hereto shall be construed to affect or restrict in any way the right of the Company to terminate the employment or services of an Optionee with or without cause.

   f. Disability of Optionee: If an Optionee is disabled (within the meaning of Section 22(e)(3) of the Code) at the time of termination, the three
      (3) month period set forth in Section 6(e) shall be a period, as determined by the Board and set forth in the Option agreement, of not less than six (6) months nor more than one (1) year after such termination.

   g. Death of Optionee: If an Optionee dies while employed by, engaged as a consultant to, or serving as a director of the Company, the portion of such Optionee's Option which was exercisable at the date of death may be exercised, in whole or in part, by the estate of the deceased Optionee or by a person succeeding to the right to exercise such Option at any time within (i) a period, as determined by the Board and set forth in the Option, of not less than six (6) months nor more than one
      (1) year after Optionee's death, which period shall not be more, in the case of a Nonstatutory Option, than the period for exercise following termination of employment or services, or (ii) the remaining term of the Option, whichever is the lesser. The Option may be so exercised only with respect to installments exercisable at the time of Optionee's death and not previously exercised by the Optionee.

   h. Nontransferability of Option: No Option shall be transferable by the Optionee, except by will or by the laws of descent and distribution

   i. Recapitalization: Subject to any required action of shareholders, the number of shares of Stock covered by each outstanding Option, and the exercise price per share thereof set forth in each such Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Stock of the Company resulting from a stock split, stock dividend, combination, subdivision or reclassification of shares, or the payment of a stock dividend, or any other increase or decrease in the number of such shares affected without receipt of consideration by the Company; provided, however, the conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration" by the Company.

      In the event of a proposed dissolution or liquidation of the Company, a merger or consolidation in which the Company is not the surviving entity, or a sale of all or substantially all of the assets or capital stock of the Company (collectively, a "Reorganization"), unless otherwise provided by the Board (either by resolution or in the Option agreement), outstanding Options shall terminate immediately prior to a date set by the Board, which date shall be no later than the consummation of such Reorganization. In such event, if the entity which shall be the surviving entity does not tender to Optionee an offer, for which it has no obligation to do so, to substitute for any unexercised Option a stock option or capital stock of such surviving entity, as applicable, which on an equitable basis shall provide the Optionee with substantially the same economic benefit as such unexercised Option, then the Board may grant to such Optionee, in its sole and absolute discretion and without obligation, the right for a period commencing thirty (30) days prior to and ending immediately prior to the date determined by the Board pursuant hereto for termination of the Option or during the remaining term of the Option, whichever is the lesser, to exercise any unexpired Option or Options without regard to the installment provisions of Paragraph 6(d) of the Plan; provided, that any such right granted shall be granted to all Optionees not receiving an offer to receive substitute options on a consistent basis, and provided further, that any such exercise shall be subject to the consummation of such Reorganization.

      Subject to any required action of shareholders, if the Company shall be the surviving entity in any merger or consolidation, each outstanding Option thereafter shall pertain to and apply to the securities to which a holder of shares of Stock equal to the shares subject to the Option would have been entitled by reason of such merger or consolidation
      In the event of a change in the Stock of the Company as presently constituted, which is limited to a change of all of its authorized shares without par value into the same number of shares with a par value, the shares resulting from any such change shall be deemed to be the Stock within the meaning of the Plan.

      To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided in this Section 6(i), the Optionee shall have no rights by reason of any subdivision or consolidation of shares of stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class, and the number or price of shares of Stock subject to any Option shall not be affected by, and no adjustment shall be made by reason of, any dissolution, liquidation, merger, consolidation or sale of assets or capital stock, or any issue by the Company of shares of stock of any class or securities convertible into shares of stock of any class.

      The Grant of an Option pursuant to the Plan shall not affect in any way the right or power of the Company to make any adjustments, reclassifications, reorganizations or changes in its capital or business structure or to merge, consolidate, dissolve, or liquidate or to sell or transfer all or any part of its business or assets

   j. No Rights as a Shareholder: An Optionee shall have no rights as a shareholder with respect to any shares covered by an Option until the effective date of the issuance of the shares following exercise of such Option by Optionee. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to the date such stock certificate is issued, except as expressly provided in
      Section 6(i) hereof.

   k. Modification, Acceleration, Extension, and Renewal of Options: Subject to the terms and conditions and within the limitations of the Plan, the Board may modify an Option, or, once an Option is exercisable, accelerate the rate at which it may be exercised, and may extend or renew outstanding Options granted under the Plan or accept the surrender of outstanding Options (to the extent not theretofore exercised) and authorize the granting of new Options in substitution for such Options, provided such action is permissible under Section 422 of the Code and applicable federal and state securities laws and regulations. Notwithstanding the provisions of this Section 6(k), however, no modification of an Option shall, without the consent of the Optionee, alter to the Optionee's detriment or impair any rights or obligations under any Option theretofore granted under the Plan.

   l. Exercise Before Exercise Date: At the discretion of the Board, the Option may, but need not, include a provision whereby the Optionee may elect to exercise all or any portion of the Option prior to the stated exercise date of the Option or any installment thereof becomes vested. Any shares so purchased prior to the stated exercise date shall be subject to repurchase by the Company upon termination of Optionee's employment as contemplated by Section 6(n) hereof prior to the exercise date stated in the Option and such other restrictions and conditions as the Board or Committee may deem advisable.

   m. Other Provisions: The Option agreements evidencing Options granted under the Plan shall contain such other provisions, including, without limitation, restrictions upon the exercise of the Options, as the Board or the Committee shall deem advisable. Shares shall not be issued pursuant to the exercise of an Option, if the exercise of such Option or the issuance of shares thereunder would violate, in the opinion of legal counsel for the Company, the provisions of any applicable law or the rules or regulations of any applicable governmental or administrative agency or body, such as the Code, the Securities Act, the Exchange Act, the DGCL, any applicable state securities rules, and the rules promulgated under the foregoing or the rules and regulations of any exchange upon which the shares of the Company are listed. Without limiting the generality of the foregoing, the exercise of each Option shall be subject to the condition that if at any time the Company shall determine that (i) the satisfaction of withholding tax or other similar liabilities, or (ii) the listing, registration, or qualification of any shares covered by such exercise upon any securities exchange or under any state or federal law, or (iii) the consent or approval of any regulatory body, or (iv) the perfection of any exemption from any such withholding, listing, registration, qualification, consent or approval is necessary or desirable in connection with such exercise or the issuance of shares thereunder, then in any such event, such exercise shall not be effective unless such withholding, listing registration, qualification, consent, approval or exemption shall have been effected, obtained or perfected free of any conditions not acceptable to the Company.

   n. Repurchase Agreement: The Board may, in its discretion, require as a condition to the Grant of an Option hereunder, that an Optionee execute an agreement with the Company, in form and substance satisfactory to the Board in its discretion ("Repurchase Agreement"), (i) restricting the Optionee's right to transfer shares purchased under such Option without first offering such shares to the Company or another shareholder of the Company upon the same terms and conditions as provided therein; and (ii) providing that upon termination of Optionee's employment with the Company, for any reason, the Company (or another shareholder of the Company, as provided in the Repurchase Agreement) shall have the right at the Company's discretion (or the discretion of such other shareholders) to purchase and/or redeem all such shares owned by the Optionee on the date of termination of his or her employment at a price equal to (A) the fair value of such shares as of such date of termination, or (B) if such repurchase right lapses at 20% of the number of shares per year, the original purchase price of such shares, and upon terms of payment permissible under applicable federal and state securities rules; provided that in the case of Options or Stock Awards granted to officers, directors, consultants or affiliates of the Company, such repurchase provisions may be subject to additional or greater restrictions as determined by the Board or Committee.

7.  Stock Awards and Restricted Stock Purchase Offers.
    a. Types of Grants.
       i. Stock Award. All or part of any Stock Award under the Plan may be subject to conditions established by the Board or the Committee, and set forth in the Stock Award Agreement, which may include, but are not limited to, continuous service with the Company, achievement of specific business objectives, increases in specified indices, attaining growth rates and other comparable measurements of Company performance. Stock Awards may be based on Fair Market Value or other specified valuation. All Stock Awards will be made pursuant to the execution of a Stock Award Agreement containing terms and provisions consistent with this Plan and in form and substance as approved by the Board from time to time.

      ii. Restricted Stock Purchase Offer. A Grant of a Restricted Stock Purchase Offer under the Plan shall be subject to such (i) vesting contingencies related to the Participant's continued association with the Company for a specified time and (ii) other specified conditions as the Board or Committee shall determine, in its sole discretion, consistent with the provisions of the Plan. All Restricted Stock Purchase Offers shall be made pursuant to a Restricted Stock Purchase Offer containing terms and provisions consistent with this Plan and in form and substance as approved by the Board from time to time.

   b. Conditions and Restrictions. Shares of Stock which Participants may receive as a Stock Award under a Stock Award Agreement or Restricted Stock Purchase Offer under a Restricted Stock Purchase Offer may include such restrictions as the Board or Committee, as applicable, shall determine, including restrictions on transfer, repurchase rights, right of first refusal, and forfeiture provisions. When transfer of Stock is so restricted or subject to forfeiture provisions it is referred to as "Restricted Stock." Further, with Board or Committee approval, Stock Awards or Restricted Stock Purchase Offers may be deferred, either in the form of installments or a future lump sum distribution. The Board or Committee may permit selected Participants to elect to defer distributions of Stock Awards or Restricted Stock Purchase Offers in accordance with procedures established by the Board or Committee to assure that such deferrals comply with applicable requirements of the Code including, at the choice of Participants, the capability to make further deferrals for distribution after retirement.

      Any deferred distribution, whether elected by the Participant or specified by the Stock Award Agreement, Restricted Stock Purchase Offers or by the Board or Committee, may require the payment to be forfeited in accordance with the provisions of Section 7(c). Dividends or dividend equivalent rights may be extended to and made part of any Stock Award or Restricted Stock Purchase Offers denominated in Stock or units of Stock, subject to such terms, conditions and restrictions as the Board or Committee may establish.

   c. Cancellation and Rescission of Grants. Unless the Stock Award Agreement or Restricted Stock Purchase Offer specifies otherwise, the Board or Committee, as applicable, may cancel any unexpired, unpaid, or deferred Grants at any time if the Participant is not in compliance with all other applicable provisions of the Stock Award Agreement or Restricted Stock Purchase Offer, the Plan and with the following conditions:

      i. A Participant shall not render services for any organization or engage directly or indirectly in any business which, in the judgment of the chief executive officer of the Company or other senior officer designated by the Board or Committee, is or becomes competitive with the Company, or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the interests of the Company. For Participants whose employment has terminated, the judgment of the chief executive officer shall be based on the Participant's position and responsibilities while employed by the Company, the Participant's post-employment responsibilities and position with the other organization or business, the extent of past, current and potential competition or conflict between the Company and the other organization or business, the effect on the Company's customers, suppliers and competitors and such other considerations as are deemed relevant given the applicable facts and circumstances. A Participant who has retired shall be free, however, to purchase as an investment or otherwise, stock or other securities of such organization or business so long as they are listed upon a recognized securities exchange or traded over-the-counter, and such investment does not represent a substantial investment to the Participant or a greater than a ten percent (10%) equity interest in the organization or business.

     ii. A Participant shall not, without prior written authorization from the Company, disclose to anyone outside the Company, or use in other than the Company's business, any confidential information or material, as defined by the Company from time to time in its form of confidentiality agreement or similar agreement regarding confidential information and intellectual property, relating to the business of the Company, acquired by the Participant either during or after employment with the Company.

    iii. A Participant, if so required under a written employment or other agreement, shall disclose promptly and assign to the Company all right, title and interest in any invention or idea, patentable or not, made or conceived by the Participant during employment by the Company, relating in any manner to the actual or anticipated business, research or development work of the Company and shall do anything reasonably necessary to enable the Company to secure a patent where appropriate in the United States and in foreign countries.

     iv. Upon exercise, payment or delivery pursuant to a Grant, the Participant shall certify on a form acceptable to the Committee that he or she is in compliance with the terms and conditions of the Plan. Failure to comply with all of the provisions of this Section 7(c) prior to, or during the six months after, any exercise, payment or delivery pursuant to a Grant shall cause such exercise, payment or delivery to be rescinded. The Company shall notify the Participant in writing of any such rescission within two years after such exercise, payment or delivery. Within ten days after receiving such a notice from the Company, the Participant shall pay to the Company the amount of any gain realized or payment received as a result of the rescinded exercise, payment or delivery pursuant to a Grant. Such payment shall be made either in cash or by returning to the Company the number of shares of Stock that the Participant received in connection with the rescinded exercise, payment or delivery.

   d. Nonassignability.
      i. Except pursuant to Section 7(e)(iii) and except as set forth in
         Section 7(d)(ii), no Grant or any other benefit under the Plan shall be assignable or transferable, or payable to or exercisable by, anyone other than the Participant to whom it was granted.
     ii. Where a Participant terminates employment and retains a Grant pursuant to Section 7(e)(ii) in order to assume a position with a governmental, charitable or educational institution, the Board or Committee, in its discretion and to the extent permitted by law, may authorize a third party (including but not limited to the trustee of a "blind" trust), acceptable to the applicable governmental or institutional authorities, the Participant and the Board or Committee, to act on behalf of the Participant with regard to such Awards.

   e. Termination of Employment. If the employment or service to the Company of a Participant terminates, other than pursuant to any of the following provisions under this Section 7(e), all unexercised, deferred and unpaid Stock Awards or Restricted Stock Purchase Offers shall be cancelled immediately, unless the Stock Award Agreement or Restricted Stock Purchase Offer provides otherwise:

      i. Retirement Under a Company Retirement Plan. When a Participant's employment terminates as a result of retirement in accordance with the terms of a Company retirement plan, the Board or Committee may permit Stock Awards or Restricted Stock Purchase Offers to continue in effect beyond the date of retirement in accordance with the applicable Grant Agreement and the exercisability and vesting of any such Grants may be accelerated.

     ii. Rights in the Best Interests of the Company. When a Participant resigns from the Company and, in the judgment of the Board or Committee, the acceleration and/or continuation of outstanding Stock Awards or Restricted Stock Purchase Offers would be in the best interests of the Company, the Board or Committee may (x) authorize, where appropriate, the acceleration and/or continuation of all or any part of Grants issued prior to such termination and (y) permit the exercise, vesting and payment of such Grants for such period as may be set forth in the applicable Grant agreement, subject to earlier cancellation pursuant to Section 7(c) or at such time as the Board or Committee shall deem the continuation of all or any part of the Participant's Grants are not in the Company's best interest.

    iii. Death or Disability of a Participant.
         1) In the event of a Participant's death, the Participant's estate or beneficiaries shall have a period up to the expiration date specified in the Grant Agreement within which to receive or exercise any outstanding Grant held by the Participant under such terms as may be specified in the applicable Grant Agreement. Rights to any such outstanding Grants shall pass by will or the laws of descent and distribution in the following order: (a) to beneficiaries so designated by the Participant; if none, then (b) to a legal representative of the Participant; if none, then (c) to the persons entitled thereto as determined by a court having jurisdiction. Grants so passing shall be made at such times and in such manner as if the Participant were living.

         2) If a Participant is deemed by the Board or Committee to be unable to perform his or her usual duties by reason of mental disorder or medical condition which does not result from facts which would be grounds for termination for cause, Grants and rights to any such Grants may be paid to or exercised by the Participant, if legally competent, or a legally designated guardian or representative if the Participant is legally incompetent by virtue of such disability.

         3) After the death or disability of a Participant, the Board or Committee may in its sole discretion at any time (a) terminate restrictions in Grant Agreements; (b) accelerate any or all installments and rights; and (c) instruct the Company to pay the total of any accelerated payments in a lump sum to the Participant, the Participant's estate, beneficiaries or representative -- notwithstanding that, in the absence of such termination of restrictions or acceleration of payments, any or all of the payments due under the Grant might ultimately have become payable to other beneficiaries.

         4) In the event of uncertainty as to interpretation of or controversies concerning this Section 7, the determinations of the Board or Committee, as applicable, shall be binding and conclusive.

8. Investment Intent. All Grants under the Plan are intended to be exempt from registration under the Securities Act provided by Rule 701 thereunder. Unless and until the granting of Options or sale and issuance of Stock subject to the Plan are registered under the Securities Act or shall be exempt from the registration requirements contained therein and the rules and regulations promulgated thereunder, each Grant under the Plan shall provide that the purchases or other acquisitions of Stock thereunder shall be for investment purposes and not with a view to, or for resale in connection with, any distribution thereof. Further, unless the issuance and sale of the Stock have been registered under the Securities Act, each Grant shall provide that no shares shall be purchased upon the exercise of the rights under such Grant unless and until (a) all then applicable requirements of state and federal laws and regulatory agencies shall have been fully complied with to the satisfaction of the Company and its counsel, and (b) if requested to do so by the Company, the person exercising the rights under the Grant shall (i) give written assurances as to knowledge and experience of such person (or a representative employed by such person) in financial and business matters and the ability of such person (or representative) to evaluate the merits and risks of exercising the Option, and (ii) execute and deliver to the Company a letter of investment intent and/or such other form related to applicable exemptions from registration, all in such form and substance as the Company may require.

9. Amendment, Modification, Suspension or Discontinuance of the Plan. The Board may, insofar as permitted by law, from time to time, with respect to any shares at the time not subject to outstanding Grants, suspend or terminate the Plan or revise or amend it in any respect whatsoever, except that without the approval of the shareholders of the Company, no such revision or amendment shall (i) increase the number of shares subject to the Plan, (ii) decrease the price at which Grants may be granted, (iii) materially increase the benefits to Participants, or (iv) change the class of persons eligible to receive Grants under the Plan; provided, however, no such action shall alter or impair the rights and obligations under any Option, or Stock Award, or Restricted Stock Purchase Offer outstanding as of the date thereof without the written consent of the affected Participant(s). No Grant may be issued while the Plan is suspended or after it is terminated, but the rights and obligations under any Grant issued while the Plan is in effect shall not be impaired by suspension or termination of the Plan.

In the event of any change in the outstanding Stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger, or similar event, the Board or the Committee may adjust proportionally (a) the number of shares of Stock (i) reserved under the Plan, (ii) available for Incentive Stock Options and Nonstatutory Options and (iii) covered by outstanding Stock Awards or Restricted Stock Purchase Offers; (b) the Stock prices related to outstanding Grants; and
(c) the appropriate Fair Market Value and other price determinations for such Grants. In the event of any other change affecting the Stock or any distribution (other than normal cash dividends) to holders of Stock, such adjustments as may be deemed equitable by the Board or the Committee, including adjustments to avoid fractional shares, shall be made to give proper effect to such event. In the event of a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation, the Board or the Committee shall be authorized to issue or assume stock options, whether or not in a transaction to which Section 424(a) of the Code applies, and other Grants by means of substitution of new Grant Agreements for previously issued Grants or an assumption of previously issued Grants.

10. Tax Withholding. The Company shall have the right to deduct applicable taxes from any Grant payment and withhold, at the time of delivery or exercise of Options, Stock Awards or Restricted Stock Purchase Offers or vesting of shares under such Grants, an appropriate number of shares for payment of taxes required by law or to take such other action as may be necessary in the opinion of the Company to satisfy all obligations for withholding of such taxes. If Stock is used to satisfy tax withholding, such stock shall be valued based on the Fair Market Value when the tax withholding is required to be made.

11. Availability of Information. During the term of the Plan and any additional period during which a Grant granted pursuant to the Plan shall be exercisable, the Company shall make available, not later than one hundred and twenty (120) days following the close of each of its fiscal years, such financial and other information regarding the Company as is required by the bylaws of the Company and applicable law to be furnished in an annual report to the shareholders of the Company.

12. Notices. Any written notice to the Company required by any of the provisions of the Plan shall be addressed to the chief financial officer or to the chief executive officer of the Company, and shall become effective when it is received by the office of the chief financial officer or the chief executive officer.

13. Indemnification of Board. In addition to such other rights or indemnifications as they may have as directors or otherwise, and to the extent allowed by applicable law, the members of the Board and the Committee shall be indemnified by the Company against the reasonable expenses, including attorneys' fees, actually and necessarily incurred in connection with the defense of any claim, action, suit or proceeding, or in connection with any appeal thereof, to which they or any of them may be a party by reason of any action taken, or failure to act, under or in connection with the Plan or any Grant granted thereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such claim, action, suit or proceeding, except in any case in relation to matters as to which it shall be adjudged in such claim, action, suit or proceeding that such Board or Committee member is liable for negligence or misconduct in the performance of his or her duties; provided that within sixty (60) days after institution of any such action, suit or Board proceeding the member involved shall offer the Company, in writing, the opportunity, at its own expense, to handle and defend the same.

14. Effective and Termination Dates. The Plan shall become effective on the date it is approved by the holders of a majority of the shares of Stock then outstanding. The Plan shall terminate ten years later, subject to earlier termination by the Board pursuant to Section 9.

15. Governing Law. The Plan and all determinations made and actions taken pursuant hereto, to the extent not otherwise governed by the Code, the securities laws of the United States or the DGCL, shall be governed by the law of the State of Michigan and construed in accordance therewith.

	The foregoing 2000 Incentive Stock Plan was duly adopted and approved by separate written consents of the Board of Directors and the stockholders of the Company effective on January 28, 2000.

                                    PROGOLF.COM, INC.



						By_/s/ Thomas W. Itin_____
	                                Thomas W. Itin, Chief Executive
                                       Officer

                                         15



EXHIBIT   21





                               LIST OF SUBSIDIARIES

         SUBSIDIARIES					STATE OF INCORPORATION

         Pro Golf International, Inc.            Delaware

         Pro Golf of America, Inc.               Michigan

         ProGolf.com, Inc.                       Delaware

         Pro Golf Worldwide, Inc.                Delaware

         Ajay Leisure Products, Inc.             Delaware

         Leisure Life, Inc.	                   Tennessee

         Palm Springs Golf, Inc.                 Colorado

         Prestige Golf Corp.	                   Delaware





EXHIBIT 23.1


                          INDEPENDENT AUDITORS CONSENT



We hereby consent to the incorporation by reference in the Registration Statements of Ajay Sports, Inc. and Subsidiaries on Form S-3 Registration Number 333-11365 and Form S-8 of our report dated March 12, 1999, appearing in this annual report on Form 10-K of Ajay Sports, Inc. and Subsidiaries for the year ended December 31, 2000.

/s/ HIRSCH SILBERSTEIN & SUBELSKY, P.C.


Farmington Hills, Michigan
May 24, 2001



EXHIBIT  23.2

                              J L Stephan Co PC
                         Certified Public Accountants

                             862 East Eighth Street
                          Traverse City, Michigan 49686


                         INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in the Registration Statement of Ajay Sports, Inc. and Subsidiaries on Form S-8 of our report dated April 30, 2001, appearing in this Annual Report on Form 10-K of Ajay Sports, Inc. and Subsidiaries for the years ended December 31, 2000 and 1999.


/s/ J L Stephan Co P.C.
----------------------
J L Stephan Co P.C.

Traverse City, Michigan
May 24, 2001










EXHIBIT 27



ARTICLE                         5
CIK                             0000854858
NAME                            Ajay Sports, Inc.
MULTIPLIER                      1,000
CURRENCY                        US Dollar


PERIOD-TYPE                      12-MOS
FISCAL-YEAR-END                  DEC-31-2000
PERIOD-START                     JAN-01-2000
PERIOD-END                       DEC-31-2000
EXCHANGE-RATE                         1
CASH                                273
SECURITIES                            0
RECEIVABLES                       2,197
ALLOWANCES                          306
INVENTORY                             2
CURRENT-ASSETS                    2,797
PP&E                             13,319
DEPRECIATION                        219
TOTAL-ASSETS                     30,758
CURRENT-LIABILITIES               2,763
BONDS                                 0
PREFERRED-MANDATORY               2,179
PREFERRED                         1,250
COMMON                               41
OTHER-SE                          2,557
TOTAL-LIABILITY-AND-EQUITY       30,758
SALES                             4,335
TOTAL-REVENUES                    4,335
CGS                                  23
TOTAL-COSTS                       3,299
OTHER-EXPENSES                      896
LOSS-PROVISION                       0
INTEREST-EXPENSE                 (1,023)
INCOME-PRETAX                    (  884)
INCOME-TAX                          459
INCOME-CONTINUING                (  425)
DISCONTINUED                     (2,309)
EXTRAORDINARY                         0
CHANGES                               0
NET-INCOME                       (2,734)
EPS-BASIC                        (  .75)
EPS-DILUTED                      (  .75)



[00000-0000/Wells-Ajay-DiscretionaryAdv.doc]	PAGE 56
	05/24/01 5:10 PM