Form 10-Q
period 2001-03-31
AJAY SPORTS INC
filed 2001-08-13
CIK 854858

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-Q

MARK ONE:

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                     OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES ACT OF 1934

                 For the transition period from          to


                          Commission File No. 0-18204

                               AJAY SPORTS, INC.
               (Exact name of Registrant as specified in its charter)


Delaware                                                            39-1644025
---------------------------                 ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

32751 Middlebelt Rd., Suite B
Farmington Hills, Michigan 48334                               (248) 851-5651
----------------------------------                ----------------------------
(Address of principal executive offices         (Registrant's Telephone
including Zip Code)					Number including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 7/30/01 is 4,120,367

	Transitional Small Business Disclosure Format
                   Yes               	No         X
                       ------------          -----------

                        CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                   March 31,     December 31,
                                                     2001             2000
                                                 (Unaudited)
                                                  ----------     ------------
ASSETS
Current Assets:
   Cash                                             $     274      $    273
   Trade accounts receivable, net                       2,384         1,891
   Inventories                                              2             2
   Prepaid expenses and other                             521           631
                                                     --------       -------
      Total current assets                              3,181         2,797

Fixed assets, net                                      13,090        13,100
Other assets, net                                       6,679         6,841
Deferred tax benefit                                    8,119         8,020
                                                     --------       -------
      Total assets                                   $ 31,069       $30,758
                                                      =======        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt                $  1,200      $  1,200
    Accrued expenses                                    1,570         1,563
                                                     --------      --------
      Total current liabilities                         2,770         2,763

Notes payable to banks  -  long term                    6,998         7,225
Notes payable - long term                               7,700         7,700
Commitments and contingencies                               -             -
Net liabilities of discontinued operations              6,799         7,088
                                                       ------      --------
     Total  liabilities                                24,267        24,776
                                                       ------        ------

Minority interest in subsidiary                          -106          - 45
                                                       ------        ------

Stockholders' equity:
    Preferred stock, 10,000,000 shares authorized,
         Series B, $0.01 par value, 12,500 shares
             outstanding at liquidation value           1,250         1,250
        Series C, $0.01 par value, 217,939 shares
             outstanding at stated value                2,179         2,179
        Series D, $0.01 par value, 6,000,000 shares        60            60
    Common stock, $.01 par value 100,000,000 shares
       authorized, 4,120,017 and 4,091,091 shares
       outstanding                                         41            41
Additional paid-in capital                             24,898        23,933
Accumulated deficit                                   -21,386       -21,204
Accumulated other comprehensive income                   -134          -232
                                                      -------     ---------
      Total stockholders' equity                        6,908         6,027
                                                      -------       -------
     Total liabilities and stockholders' equity    $   31,069      $ 30,758
                                                   ==========      ========

                      AJAY SPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        Three Months
                                                        Ended March 31,
                                                         2001        2000
                                                    ----------   ----------
Net sales                                           $     575     $     808
Cost of sales                                               -             5
                                                    ---------      --------

Gross profit                                              575           803

Selling, general and
     administrative expenses                              621           753
                                                    ---------     ---------

Operating income (loss)                                   -46            50

Non-operating (income) expenses:
   Interest expense, net                                  277           250
   Other, net                                             160           229
                                                    ---------     ---------

Total non-operating expense                               437           479
                                                    ---------     ---------

Loss before minority interest and income taxes           -483          -429
Minority interest in income(loss) of subsidiary           -61            -8
                                                      -------     ---------
Income (loss) before income taxes                        -422          -421
Income tax expense (benefit)                             -148          -148
                                                      -------     ---------
Net income (loss) from continuing operations             -274          -273

Discontinued operations:
   (Loss) from operations of golf wholesale segment
     disposed of (net of income tax benefit
      of $307 in 2000)                                      -          -571
    (Loss) on disposal of golf wholesale segment
      (net of income tax benefit of $54)                 -140             -
    Gain (loss) from operations of furniture operations
      to be disposed of (net of income tax expense-
      of $125 in 2001 and benefit of $12 in 2000)         232           -23
                                                       ------      --------

     Total gain (loss) from discontinued operations        92          -594
                                                      -------      --------

Net (loss)                                          $    -182   $      -867
                                                    =========   ===========

Earnings (loss) per share - primary and fully diluted
Income (loss) from continuing operations            $   -0.09     $   -0.07
Income (loss) from discontinued operations              -0.03         -0.16
                                                    ---------      --------

Net (loss) per share                                $   -0.06     $   -0.23
                                                    =========     =========

Weighted average common shares outstanding              4,120         4,091
                                                    =========     =========

                      AJAY SPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS), (UNAUDITED)

                                                           Three Months
                                                           Ended March 31,
                                                          2001         2000
                                                        --------   --------
Cash flows from operating activities:

   Net (loss) from operations                        $     -274  $     -273
   Adjustments to reconcile to net cash flows from
     operating activities:
       Depreciation and amortization                        201         222
   Change in assets [(increase)/decrease] and
    liabilities [increase/(decrease)]:
      Trade accounts receivable, net                       -493        -119
      Prepaid expenses and other current assets             110         -21
      Deferred tax benefits                                 -25         -87
      Accrued expenses                                      -83         222
                                                       --------    --------

     Net cash (used in)operating activities                -564         -56
                                                        -------    --------

Cash flows from investing activities:
    Acquisitions of fixed assets                              -         -10
                                                        --------   --------

       Net cash (used in) investing activities of
         continuing operations                                -         -10
                                                        -------    --------
Cash flows from financing activities:
     Net change in notes payable                           -227           -
     Sales of common stock of subsidiary                    965           -
     Minority interest in loss of subsidiary                -35           -
                                                        -------    --------

        Net cash provided by (used in) financing
          activities of continuing operations               703           -
                                                         ------    --------

Cash flows from discontinued operations:
     Cash provided by (used in) operations                 -138         229
                                                         ------      ------

Net increase in cash                                          1         163
Cash at beginning of period                                 273         101
                                                          -----       -----
Cash at end of period                                 $     274     $   264
                                                      =========      =======

Supplemental disclosures of cash flow information:
   Cash paid for interest - operating companies       $     257   $     206
                                                      =========    ========

    Cash paid for income tax - operating companies    $       -   $       -
                                                      =========    ========

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


1.      BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001 and the results of operations for the three-month periods ended March 31, 2001 and 2000 and the cash flows for the same three-month periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed financial statements included herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 2000.

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

On June 2, 2000, the Company adopted a formal plan to discontinue its golf manufacturing and wholesale distribution businesses (Ajay Leisure Products, Inc., Palm Springs Golf, Inc., Prestige Golf, Inc. and Ajay De Mexico, Inc.) and to sell its furniture manufacturing business (Leisure Life, Inc.). In accordance with generally accepted accounting principles, operating results for these businesses are shown separately in the accompanying statement of operations, and the statement of operations for 2000 has been restated in accordance with APB 30 and operating results of the segments to be discontinued and sold are also shown separately. Leisure Life, Inc. is still operating and purchase offers are being reviewed.

Net sales of the discontinued segments (000's) were $2,120 for the three months ended March 31, 2001, and were $3,950 for the three months ended March 31, 2000. These amounts are not included in net sales in the accompanying statement of operations. The 2001 amount represents that of the furniture segment only, while the 2000 amount also includes the wholesale golf segment. Furniture segment sales for the three months ended March 31, 2000 were $1,960.

Assets and liabilities, at book values, of the discontinued segments consisted of the following at March 31, 2001 (000's):

       Cash                                  $          1
       Accounts receivable (net)                    1,128
       Inventories                                    516
       Property, plant, and equipment (net)           871
       Other assets                                   718
                                               ----------
          Total assets                              3,234
                                               ----------

       Accounts payable                             2,071
       Accrued expenses                             1,289
       Notes payable                                6,673
                                               ----------
          Total liabilities                        10,033
                                               ----------

           Excess of liabilities over assets     $  6,799
                                                 ========

Liabilities of the operations being discontinued exceeded assets of those operations at March 31, 2001. The net liability has been separately classified in the accompanying balance sheet at March 31, 2001 and at December 31, 2000.

2.     INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

                                      March 31,           December 31,
                                        2001                  2000
                                     ---------            ------------

Raw Materials                        $      -               $       -

Work in Process                             -                       -

Finished Goods                              2                       2
                                      -------                --------

                                     $      2               $       2
                                     ========               =========

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

The Company also was not able to repay its loan with U.S. National Bank of Oregon when the principal amount of $1,315,000 became due on July 1, 2000 and has been operating under a forbearance agreement that expired on October 31, 2000 and is being renegotiated. The Company was notified by U.S. Bank that it intended to foreclose on April 23, 2001 on its collateral and the loan guarantors. As of July 5, 2001 no action has been taken by U.S. Bank.

On June 23, 1999 the Company, through a newly formed subsidiary, Pro Golf International, Inc. increased its borrowings by $8,500,000 with a 75-day bridge loan from Comerica Bank. The proceeds of this loan were used toward the purchase of 100% of the outstanding common stock of Pro Golf of America, Inc. Effective June 22, 2000 the loan was extended and became a demand note, with interest due monthly and principal of $75,000 a month beginning September 1, 2000. The Company was declared to be in default of the loan provisions on September 1, 2000 and has been operating under a forbearance agreement since that time. The forbearance agreement calls for monthly payments of interest and principal, with all principal and fees due by June 30, 2001. The Company is negotiating a further extension of this forbearance agreement. At March 31, 2001 the principal balance due on this loan was $8,198,000, and fees were owed of $300,000.

4.     DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared since 1997 due to unavailability of funds. Dividends are in arrears on
Series B in the amount of $1,206,575 and on Series C in the amount of
$1,046,732.   Dividends are permitted to be paid under the credit agreement when sufficient funds become available.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Cautionary Statement" at the beginning of the "Notes to Consolidated Financial Statements".

FINANCIAL CONDITION AND LIQUIDITY - At March 31, 2001, the Company's continuing operations had working capital of $411,000 as compared to $34,000 at December 31, 2000, which does not include the operations being discontinued and sold. The ratio of current assets to current liabilities at March 31, 2001 was 1.15, as compared to 1.01 as of December 31, 2000.

During late 1999 and into 2000, the Company took action to reduce operating costs by reducing its work force and cutting certain other selling and administrative expenses. The Company also closed its Mexicali, Mexico
facility during June 2000.   On June 1, 2000 the Company adopted a strategic
plan calling for the liquidation of its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life, Inc.). The Company completed the closing of the Wisconsin facility on August 31, 2000.
The Company has been attempting to sell Leisure Life, Inc.   Wells has
extended its loan facility and forbearance agreement through July 13, 2001 while it is reviewing the our proposal for a longer extension to permit Leisure Life, Inc. to be sold, or, in the alternative, to liquidate its remaining inventory for full value.

It is expected that most, if not all, of the proceeds from the discontinuance and/or sale of these operations will be used to pay the Company's secured creditors.

At July 5, 2001, the Company is reviewing its current loan positions with its lenders. Its seasonal loan with Wells Fargo Bank was extended through June 2, 2000 and the Company has been operating under a forbearance agreement since that time on that loan and its other loans with Wells. The Company also was not able to repay its loan with U.S. National Bank of Oregon when the principal amount of $1,340,000 became due on July 1, 2000 and has been operating under a forbearance agreement that expired on October 31, 2000 and is being renegotiated. The Company is also operating under a forbearance agreement with Comerica Bank that called for loan principal and fees to be paid in full on June 30, 2001. The Company is negotiating an extension of the Comerica forbearance agreement.

The Pro Golf companies are in need of substantial additional capital, and during May 2001 engaged a strategic banker in order to raise new equity and debt capital to refinance its existing debt, and raise capital for expansion, and raise working capital. The agreement entered into requires monthly retainer payments and for success fees to be paid when the capital is raised. The success fees are a percentage of the equity and debt capital raised.

In July 2000, Pro Golf International, Inc. acquired golf real estate in Birch Run, Michigan and vacant land in Vero Beach, Florida in exchange for 108,334 common shares of PGI. The properties had appraised values of $13,000,000 and debt approximating $6,500,000. The Company listed these properties for sale with commercial real estate brokers during the fourth quarter of 2000. It is expected that net proceeds to the Company from the sale of these properties will be used to pay loan principal to Comerica Bank.

The Company also began an offering of ProGolf.com, Inc. ("PG.com") common stock during November 2000 to raise up to $12,500,000 in gross offering proceeds. If the maximum offering is sold, the shares sold in this offering will represent approximately 33% of the total PG.com common shares outstanding after the offering. Proceeds from these private placements will be used for working capital, acquisitions, and growth. As of June 30, 2001, PG.com had received $2,273,000 from this offering.

PGI had anticipated significant additional cash flows resulting from the rents and fees to be received from the golf properties during the initial twelve-month period beginning July 1, 2000. Rental income totaling $333,000 was accrued for the period July 1, 2000 through October 31, 2000. At that time, the golf operations on the properties ceased and real estate was listed for sale with a commercial real estate broker. The rental income receivable is expected to be paid to PGI at the time the real estate is sold, out of proceeds from residential property which is not owned by PGI but is included in the listing with the broker.

PGOA is also negotiating master licensing agreements in foreign countries, to permit others to use its name in various geographic locations, for upfront licensing fees and/or ongoing licensing and royalty payments. Additionally, the dome and retail store combination is planned as a new franchise model and, if successful, could substantially increase revenues and
cash flow of the franchise operations.   PGOA and Domes are also planning to
open at least one Company-owned golf dome and Company-owned retail store as funds become available.

RESULT OF OPERATIONS - Due to the continued losses of certain of the Company's operating subsidiaries, management adopted a formal plan of liquidation and sale of its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life, Inc.). Activities for these operations were reported as "discontinued operations" in the March 31, 2001 and 2000 (restated) Statement of Operations.

During the quarter ended March 31, 2001, the Company had net sales from continuing operations of $575,000 compared to $808,000 for the quarter ended March 31, 2000. This decrease was due to various factors including softness in the golf industry during the first quarter of 2001, believed to be due to a generally tough economic environment and bad weather, both leading to a decline in rounds of golf played, and reduced retail sales of golf equipment and accessories in the Pro Golf Discount stores resulting in lowered royalties to Pro Golf of America.

Interest expense on continuing operations for the quarter ended March 31, 2001 was $287,000 and related to the financing obtained to enable the Company to acquire Pro Golf in June 1999.

Net loss from continuing operations for the quarter ended March 31, 2001 was $274,000 compared to a (restated to remove discontinued operations) loss of $273,000 during the same quarter of 2000. Prior to restatement, the loss from operations for the three months ended March 31, 2000 was $867,000.

Cash flows for the three months ended March 31, 2001 from discontinued operations were as follows:

       Net cash (used in) operating activities              $ (1,417)
       Net cash (used in) investing activities              $      0
       Net cash provided by financing activities            $  1,187

PART II.  OTHER INFORMATION

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


                            AJAY SPORTS, INC.


                                 By:   /s/ Ronald N. Silberstein

                                    Its:  Chief Financial Officer and
                                          Corporate Secretary



Date: August 13, 2001

EXHIBIT 27

ARTICLE                          5
CIK                              0000854858
NAME                             Ajay Sports, Inc.
MULTIPLIER                       1,000
CURRENCY                         US Dollar
PERIOD-TYPE                      3-MOS
FISCAL-YEAR-END                  DEC-31-2001
PERIOD-START                     JAN-01-2001
PERIOD-END                       MAR-31-2001
EXCHANGE-RATE                           1
CASH                                  274
SECURITIES                              0
RECEIVABLES                         2,684
ALLOWANCES                            300
INVENTORY                               2
CURRENT-ASSETS                      3,181
PP&E                               13,318
DEPRECIATION                          228
TOTAL-ASSETS                       31,069
CURRENT-LIABILITIES                 2,770
BONDS                                   0
PREFERRED-MANDATORY                 2,239
PREFERRED                           1,250
COMMON                                 41
OTHER-SE                            3,378
TOTAL-LIABILITY-AND-EQUITY         31,069
SALES                                 575
TOTAL-REVENUES                        575
CGS                                     0
TOTAL-COSTS                           621
OTHER-EXPENSES                         48
LOSS-PROVISION                          0
INTEREST-EXPENSE                      277
INCOME-PRETAX                       ( 422)
INCOME-TAX                          ( 148)
INCOME-CONTINUING                   ( 274)
DISCONTINUED                           92
EXTRAORDINARY                           0
CHANGES                                 0
NET-INCOME                          ( 182)
EPS-BASIC                           ( .06)
EPS-DILUTED                         ( .06)