Form 10-Q
period 2001-06-30
AJAY SPORTS INC
filed 2004-10-15
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

MARK ONE:

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(Address of principal executive offices

(Registrant’s Telephone Number,

including Zip Code)

including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 01/21/02 is 4,120,367

Transitional Small Business Disclosure Format

Yes

No         X

#

Part I.

FINANCIAL INFORMATION

Item 1.

            FINANCIAL STATEMENTS

AJAY SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

June 30, 2001

December 31

(Unaudited)

  2000

ASSETS

Current assets:

     Cash

$           147

$             273

     Trade accounts receivable, net

2,796

1,891

     Inventories

1

2

     Prepaid expenses and other

            361

631

                  Total

3,305

2,797

Fixed assets, net

13,083

13,100

Other assets, net

6,716

6,841

Deferred tax benefit

        8,132

8,020

                   Total assets

$      31,236

$     30,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

     Current portion of long term debt

$        1,200

$        1,200

     Accrued expenses

         1,401

 1,563

                    Total current liabilities

2,601

2,763

Notes payable to banks – long term

6,698

7,225

Notes payable – long term

7,700

7,700

Commitments and contingencies

-

-

Net liabilities of discontinued operations

       6,802

7,088

                   Total liabilities

      23,801

24,776

Minority Interest in Subsidiary

      (111)

(45)

Stockholders’ equity:

     Preferred stock, 100,000,000 shares Authorized

      Series B., $0.01 par value, 12,500 shares

      outstanding at liquidation value

1,250

1,250

      Series C, $0.01 par value, 217,939 shares

       Outstanding at stated value

2,179

2,179

       Series D, $0.01 par value, 6,000,000 shares

60

60

Common stock, $.01 par value 100,000,000 shares

      Authorized, 4,120,017 and 4,091,091 Shares outstanding

41

41

Additional paid-in capital

25,548

23,933

Accumulated deficit

(21,391)

(21,204)

Accumulated other comprehensive income

       (141)

(232)

          Total stockholders’ equity

        7,546

6,027

          Total liabilities and stockholder’s equity

$   31,236

$      30,758

#

AJAY SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

              Three Months

           Six Months

             Ended June 30,

         Ended June 30,

           2001

2000

2001

2000

Net sales

$961

$1,589

$1,536

$2,397

Cost of sales

        2

3

2

8

   Gross profit

959

1,586

1,534

2,389

Selling, general and

  Administrative expenses

581

976

1,202

1,729

Operating income (loss)

378

610

332

660

Non-operating expense:

   Interest expense, net

272

249

549

499

   Other, net

175

174

335

403

    Total non-operating expense

447

423

884

902

Income (loss) before minority interest

  and income taxes

(69)

187

(552)

(242)

Minority interest in income (loss)

  of subsidiary

    (5)

2

(66)

(6)

Income (loss) before income taxes

(64)

185

(486)

(236)

Income tax expense (benefit)

(22)

65

(170)

(83)

Net income (loss) from continuing operations

(42)

120

(316)

(153)

Discontinued operations:

   (Loss) from operations of golf wholesale segment

     to be disposed of (net of income tax benefit of

     $601 in 2000)

(559)

(1,130)

    (Loss) on disposal of golf wholesale segment

       (net of income tax benefit of $144)

(128)

(268)

     Gain (loss) from operations of furniture

       operations to be disposed of (net of income

         tax expenses of $214 in 2001

        and benefits $112 in 2000)

165

(185)

397

(208)

 Total gain (loss) from discontinued operations

      37

(744)

129

(1,338)

Net (loss)

$      (5)

$    (624)

$    (187)

$   (1,491)

Earnings (loss) per share – primary

   and fully diluted

   Income (loss) from continuing operations

$  (0.01)

$     0.03

$   (0.08)

$    (0.04)

   Income (loss) form discontinued operations

$  (0.01)

$  (0.23)

$   (0.01)

$    (0.37)

   Net (loss) per share

$  (0.02)

$  (0.20)

$   (0.09)

$    (0.41)

Weighted average common shares

   outstanding

         4,120

4,101

4,120

4,096

#

AJAY SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS), (UNAUDITED)

         Six Months

           Ended June 30,

2001

2000

Cash flows from operating activities:

Net (loss) from continuing operations

$  (316)

$  (153)

Adjustments to reconcile to net cash flows

   From operating activities:

    Depreciation and amortization

403

455

Change in assets [(increase)/decrease] and

   Liabilities [increase/(decrease)]:

   Trade accounts receivable, net

(905)

(449)

    Inventories

1

-

    Prepaid expenses and other current assets

270

64

    Deferred tax benefits

(112)

(83)

    Accrued expenses

(162)

(174)

    Net cash used in operating activities

(821)

(340)

Cash flows from investing activities:

   Acquisitions of fixed assets

        -

(24)

     Net cash used in investing activities

        -

(24)

Cash flows from financing activities:

   Net change in notes payable

(527)

-

   Sales of common stock of subsidiaries

1,611

318

   Minority interest in loss of subsidiary

      (66)

-

      Net cash provided by financing activities

   1,018

318

Cash flows from discontinued operations:

   Cash provided by (used in) operations

    (323)

(1)

Net increase (decrease) in cash

(126)

(47)

Cash at beginning of period

       273

101

Cash at end of period

$       147

$            54

Supplemental disclosures of cash flow Information:

   Cash paid for interest –operating companies

$       515

$         462

   Cash paid for income tax – operating companies

$            -

$              -

Non-cash financing transactions:

   Issuance of common stock of subsidiary

       to acquire real property, at net fair value

$            -

$ 6,500,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This report contains forward-looking statements including statements containing words such as “believes”, “anticipates”, “expects” and the like.   All statements other than statements of historical fact included in this report are forward looking statements.   The Company believes that its expectations reflected in its forward looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct. Important factors including, without limitation, statements relating to planned acquisitions, development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company has acquired, disposition of any current business of the Company, a change in the Company’s relationships with its bank lenders and/or unsecured lenders could cause the Company’s actual results to differ materially from those anticipated in these forward-looking statements.   The Company does not intend to update the forward-looking statements contained in this report.

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001 and the results of operations for the six-month and three-month periods ended June 30, 2001 and 2000 and the cash flows for the same periods.

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

On June 2, 2000, the Company adopted a formal plan to discontinue its golf manufacturing and wholesale distribution businesses (Ajay Leisure Products, Inc., Palm Springs Golf, Inc., Prestige Golf, Inc. and Ajay De Mexico, Inc.) and to sell its furniture manufacturing business (Leisure Life, Inc.).  In accordance with generally accepted accounting principles, operating results for these businesses for the shown separately in the accompanying statement of operations, and the operating results of the segments are also shown separately.  Leisure Life, Inc. ceased operations as of September 30, 2001 and its operating assets were liquidated on December 6, 2001.

Net sales of the discontinued segments (000’s) were $3,651 and $1,531 for the six months and three months ended June 30, 2001, respectively, and were $6,501 and $3,950 for the six months and three months ended June 30, 2000, respectively.  These amounts are not included in net sales in the accompanying statement of operations.  The 2001 amount represents that of the furniture segment only, while the 2000 amount also includes the wholesale golf segment.  Furniture segment sales for the six months and three months ended June 30, 2000 were $3,164 and $1,201, respectively.

Assets and liabilities, at book values, of the discontinued segments consisted of the following at June 30, 2001 (000’s):

Cash

$         1

Accounts receivable

 (net)

       640

Inventories

       490

Property, plant, and equipment (net)

       847

Other assets

       575

Total assets

    2,553

Accounts payable

    2,090

Accrued expenses

    1,698

Notes payable

    5,567

Total liabilities

_  9,355

Excess of liabilities over assets

$  6,802

Liabilities of the operations being discontinued exceeded assets of those operations at June 30, 2001.  The net liability has been separately classified in the accompanying balance sheet at June 30, 2001 and at December 31, 2000.

2.

INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

	June 30, 2001	December 31, 2000
Raw Materials	$ -	$ -
Work in Process	-	-
Finished Goods	1	2
	$ 1	$ 2

3.

NOTES PAYABLE TO BANKS

On February 2, 1999, the Company entered an agreement with Wells Fargo Bank for a seasonal over advance of up to $750,000.  The full amount of this over advance was due June 2000. The Company has been operating under a forbearance agreement since June 2, 2000, as it was unable to repay the loan when it was due.  Other Wells loans are also under this forbearance agreement.  Proceeds from assets sold as part of its discontinuance and sale of the discontinued operations are expected to provide funds towards satisfaction of the Wells loans, but are not expected to provide sufficient funds to satisfy the Wells loans in full.

The Company was not able to repay its loan with U.S. National Bank of Oregon (“USB”) when the principal amount of $1,315,000 became due on July 1, 2000 and had been operating under a forbearance agreement since that date.  On May 29, 2001 an affiliated company which was a guarantor of the loan, Williams Controls Inc. (“Williams”), sold a piece of property that had been collateral on the loan, and as a result the loan with USB and all accrued interest was paid in full.  The amount the Company owed to Williams was increased by the amount Williams paid to USB.

The Wells loans, USB loan, and loans from affiliates are reflected on the balance sheet in the “excess of liabilities over assets of discontinued operations” line.

On June 23, 1999 the Company, through a newly formed subsidiary, Pro Golf International, Inc. increased its borrowings by $8,500,000 with a 75-day bridge loan from Comerica Bank. The proceeds of this loan were used toward the purchase of 100% of the outstanding common stock of Pro Golf of America, Inc.  Effective June 22, 2000 the loan was extended and became a demand note, with interest due monthly and principal of $75,000 a month beginning September 1, 2000.  The Company was declared to be in default of the loan provisions on September 1, 2000 and has been operating under a forbearance agreement since that time.   At June 30, 2001 the principal balance due on this loan was $7,898,000, and fees were owed of $300,000.  In July 2001, a guarantor of this loan sold a piece of property which was collateral on the loan, and $1,440,000 of the sales proceeds were paid to Comerica to further reduce the loan principal balance.  This payment by the guarantor is owed back to the guarantor with interest but payment of the principal and interest is subordinated to Comerica.

4.

DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared since 1997 due to unavailability of funds.  Dividends are in arrears on Series B in the amount of $1,231,575 and on Series C in the amount of $1,106,997.  Dividends are permitted to be paid under the credit agreement when sufficient funds become available.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

See “Cautionary Statement” at the beginning of the “Notes to Consolidated Financial Statements”.

FINANCIAL CONDITION AND LIQUIDITY - At June 30, 2001, the Company’s continuing operations had working capital of $704,000 as compared to $34,000 at December 31, 2000, which does not include the operations being discontinued and sold.  The ratio of current assets to current liabilities at June 30, 2001 was 1.27, as compared to 1.01 as of December 31, 2000.

During late 1999 and into 2000, the Company took action to reduce operating costs by reducing its work force and cutting certain other selling and administrative expenses.  The Company also closed its Mexicali, Mexico facility during June 2000.   On June 1, 2000 the Company adopted a strategic plan calling for the liquidation of its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life, Inc.).  The Company completed the closing of the Wisconsin facility on August 31, 2000.  The Company had been attempting to sell Leisure Life, Inc. without success, and an auction will be held on December 6, 2001 to liquidate its operating assets, with the proceeds being used to pay down the loan with Wells Fargo.

The Company was operating under a forbearance agreement with Comerica Bank that called for loan principal and fees to be paid in full on June 30, 2001. An extension of the forbearance agreement was negotiated.  The Company is in need of additional capital, and during May 2001 it engaged a strategic banker in order to raise new equity and debt capital so that the Company can refinance its existing debt, have capital for expansion, and have sufficient working capital.  The agreement entered into required monthly retainer payments through November 2001 and for success fees to be paid when the capital is raised.  The success fees were a percentage of the equity and debt capital raised.

In July 2000, Pro Golf International, Inc. acquired golf real estate in Birch Run, Michigan and vacant land in Vero Beach, Florida in exchange for 108,334 common shares of PGI. The properties had appraised values of $13,000,000 and debt approximating $6,500,000. The Company listed these properties for sale with commercial real estate brokers during the fourth quarter of 2000.

The Company also began an offering of PG.com common stock during November 2000 to raise up to $12,500,000 in gross offering proceeds.  If the maximum offering were sold, the shares sold in this offering would represent approximately 33% of the total PG.com common shares outstanding after the offering.  Proceeds from these private placements were used for working capital.  As of July 5, 2001, the Company had received $2,283,811 from this offering.  The Company did not receive further proceeds in any material amounts from this offering.

The Company had anticipated significant additional cash flows resulting from the rents and fees to be received from the golf properties during the initial twelve-month period beginning July 1, 2000.  Rental income totaling $333,000 was accrued for the period July 1, 2000 through October 31, 2000.  At that time, the real estate was listed for sale with a commercial real estate broker.  The rental income receivable may be paid to the Company at the time the real estate is sold.

RESULT OF OPERATIONS – Due to the continued losses of certain of the Company’s operating subsidiaries, management adopted a formal plan of liquidation and sale of its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life, Inc.).  Activities for these operations were reported as “discontinued operations” in the June 30, 2001 and 2000 Statement of Operations.  The June 30, 2000 financial statements have been restated to reflect the discontinued operations.

During the quarter ended June 30, 2001, the Company had net sales from continuing operations of $961,000 compared to $1,589,000 for the quarter ended June 30, 2000. This decrease was due to various factors including softness in the golf industry during the second quarter of 2001, believed to be due to a generally tough economic environment and bad weather, both leading to a decline in rounds of golf played, and reduced retail sales of golf equipment and accessories in the Pro Golf Discount stores and lowered royalties to Pro Golf of America.

Interest expense (net) on continuing operations for the quarter ended June 30, 2001 was $272,000 and related to the financing obtained to enable the Company to acquire Pro Golf in June 1999.

Net loss from continuing operations for the quarter ended June 30, 2001 was $42,000 compared to net income of $120,000 during the same quarter of 2000.

Cash flows for the six months ended June 30, 2001 from discontinued operations were as follows:

Net cash used by operating activities

$         4

Net cash used in investing activities

$         0

Net cash used in financing activities

$     319

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

AJAY SPORTS, INC.

                                       By:   /s/ Thomas W. Itin

                                                                          Chairman and

                                                                          Chief Executive Officer

Date: October 15, 2004

#