Form 10-Q
period 2001-09-30
AJAY SPORTS INC
filed 2004-10-20
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

MARK ONE:

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

            Yes  /x/                              No  / /

Number of shares of common stock outstanding at 05/17/02 is 4,120,367

Transitional Small Business Disclosure Format

Yes

No         X

#

PART I.

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AJAY SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2001(unaudited)	2000
ASSETS
Current Assets:
Cash	$81	$273
Trade accounts receivable, net	3,091	1,891
Inventories	1	2
Prepaid expenses and other	338	631
Total current assets	3,511	2,797

Fixed assets, net	13,076	13,100
Other assets, net	6,627	6,841
Deferred tax benefit	8,324	8,020
Total assets	$31,538	$30,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long term debt	$600	$1,200
Accrued expenses	1,636	1,563
Total current liabilities	2,236	2,763

Notes payable to banks – long term	5,853	7,225
Notes payable – long term	9,141	7,700
Commitments and contingencies	-	-
Net liabilities of discontinued operations	7,407	7,088
Total liabilities	24,637	24,776

Minority interest in subsidiary	-133	-45

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized,
Series B., $0.01 par value, 12,500 shares
Outstanding at liquidation value	1,250	1,250
Series C, $0.01 par value, 217,939 shares
Outstanding at stated value	2,179	2,179
Series D, $0.01 par value, 6,000,000 shares	60	60
Common stock, $.01 par value 100,000,000 shares
Authorized, 4,120,017 and 4,091,091 shares
Outstanding	41	41
Additional paid-in capital	25,556	23,933
Accumulated deficit	-21,809	-21,204
Accumulated other comprehensive income	-243	-232
Total stockholders’ equity	7,074	6,027
Total liabilities and stockholder’s equity	$31,538	$30,758

AJAY SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Net sales	$904	$1,260	$2,440	$3,657
Cost of sales	0	1	2	9
Gross profit	904	2,259	2,438	3,648
Selling, general and
Administrative expenses	603	707	1,805	2,436
Operating income (loss)	301	552	633	1,212
Non-operating expense:
Interest expenses, net	239	255	788	754
Other, net	195	197	530	600
Total non-operating expense	434	452	1,318	1,354
Income (loss) before minority interest and
Income taxes	-133	100	-685	-142
Minority interest in income (loss) of subsidiary	-20	3	-46	-3
Income (loss) before income taxes	-153	97	-639	-139
Income tax expenses (benefit)	-70	34	-240	-49
Net income (loss) from continuing operations	-83	63	-399	-90
Discontinued operations:
(Loss) from operations of golf wholesale
segment to be disposed of (net of income
tax benefit of $601 in 2000)	-	-	-	-1,130
(Loss) on disposal of golf wholesale
segment (net of income tax benefit of
$207 and $1`,708)	-117	-3158	-385	-3,158
Gain (loss) from operations of furniture
operations to be disposed of (net of
income tax expense of $95 in 2001 and
benefit $112 in 2000)	-218	-63	179	-248
Total gain (loss) from discontinued
operations	-335	-3221	-206	-4,536

Net (loss)	($418)	($3,158)	($605)	($4,626)
Earnings (loss) per share – primary and
fully diluted
Income (loss) from continuing
operations	$0.02	$0.00	($0.10)	($0.02)
Income (loss) from discontinued operations	-0.1	-0.79	-0.11	-1.17
Net (loss) per share	($0.12)	($0.79)	($0.21)	($1.19)

Weighted average common shares
Outstanding	4,120	4,120	4,120	4,104

AJAY SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS), (UNAUDITED)

	Nine Months
	Ended September 30,
	2001	2000

Cash flows from operating activities:

Net (loss) from continuing operations	($399)	($99)
Adjustments to reconcile to net cash flows from
Operating activities:
Depreciation and amortization	605	526
Loss on dispositions of property and equipment	-	-
Change in assets [(increase)/decrease] and
Liabilities [increase/(decrease)]:
Trade accounts receivable, net	-1,200	-707
Inventories	1	75
Prepaid expenses and other current assets	293	77
Deferred tax benefits	-304	-78
Accrued expenses and other current liabilities	73	374

Net cash used in operating activities	-931	177

Cash flows from investing activities:
Acquisitions of fixed assets	-	-166

Cash flows from financing activities:
Net change in notes payable	-531	-870
Sales of common stock of subsidiaries	1,622	357
Common stock issued for subordinated debt	-	870
Net change in marketable securities	-	287
Minority interest in loss of subsidiary	-46	24

Net cash provided by financing activities	1,045	668

Cash flows from discontinued operations:
Cash provided by (used in) operations	-306	-720

Net increase (decrease) in cash	-192	-41
Cash at beginning of period	273	101
Cash at end of period	$81	$60
Supplemental disclosures of cash flow information:
Cash paid for interest – operating companies	$636	$611
Cash paid for income tax – operating companies	$ -	$ -
Non-cash financing transactions:
Issuance of common stock of subsidiary to acquire
real property, at net fair value	$ -	$6,500,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This report contains forward-looking statements including statements containing words such as “believes”, “anticipates”, “ expects” and the like.   All statements other than statements of historical fact included in this report are forward looking statements.   The Company believes that its expectations reflected in its forward looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct. Important factors including, without limitation, statements relating to planned acquisitions, development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company has acquired, disposition of any current business of the Company, a change in the Company’s relationships with its bank lenders and/or unsecured lenders, could cause the Company’s actual results to differ materially from those anticipated in these forward-looking statements.   The Company does not intend to update the forward-looking statements contained in this report.

1.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ajay Sports, Inc. (the "Company") without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001 and the results of operations for the nine-month and three-month periods ended September 30, 2001 and 2000 and the cash flows for the same periods.  The statement of cash flows for the nine months ended September 30, 2000 has been revised to reflect the presentation of the discontinued operations.

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

On June 2, 2000, the Company adopted a formal plan to discontinue its golf manufacturing and wholesale distribution businesses (Ajay Leisure Products, Inc., Palm Springs Golf, Inc., Prestige Golf, Inc. and Ajay De Mexico, Inc.) and to sell its furniture manufacturing business (Leisure Life, Inc.).  In accordance with generally accepted accounting principles, operating results for these businesses for the shown separately in the accompanying statement of operations, and the operating results of the segments are also shown separately.  Leisure Life, Inc. , ceased operations as of September 30, 2001 and its operating assets were liquidated on December 6, 2001.

Net sales of the discontinued segments (000’s) were $3,790 and $139 for the nine months and three months ended September 30, 2001, respectively, and were $6,979 and $478 for the nine months and three months ended September 30, 2000, respectively.  These amounts are not included in net sales in the accompanying statement of operations.  The 2001 amount represents that of the furniture segment only, while the 2000 amount also includes the wholesale golf segment.  Furniture segment sales for the nine months and three months ended September 30, 2000 were $3,727 and $563, respectively.

Assets and liabilities, at book values, of the discontinued segments consisted of the following at September 30, 2001 (000’s):

Cash

$         1

Accounts receivable

 (net)

                 189

Inventories

       308

Property, plant, and equipment (net)

       823

Other assets

       371

Total assets

    1,692

Accounts payable

    1,394

Accrued expenses

    2,433

Notes payable

    5,212

Total liabilities

_  9,039

Excess of liabilities over assets

$  7,407

Liabilities of the operations being discontinued exceeded assets of those operations at September 30, 2001.  The net liability has been separately classified in the accompanying balance sheet at September 30, 2001 and at December 31, 2000.

#

2.

INVENTORIES

The major classes of inventories (rounded to thousands) are as follows:

	September 30, 2001	December 31, 2000
Raw Materials	$ -	$ -
Work in Process	-	-
Finished Goods	1	2
	$ 1	$ 2

3.

NOTES PAYABLE TO BANKS

On February 2, 1999, the Company entered an agreement with Wells Fargo Bank for a seasonal over advance of up to $750,000 beginning February 2, 1999.  The full amount of this over advance was due June 2000. The Company has been operating under a forbearance agreement since June 2, 2000, as it was unable to repay the loan when it was due.  Other Wells loans are also under this forbearance agreement.   Proceeds from assets sold as part of its discontinuance and sale of the discontinued operations are expected to provide funds towards satisfaction of the Wells loans, but are not expected to provide sufficient funds to satisfy the Wells loans in full.  Effective December 31, 2001, the Company entered into a settlement agreement with Wells that calls for a substantial forgiveness of debt if certain payments are made by June 30, 2002.

The Company also was not able to repay its loan with U.S. National Bank of Oregon (“USB”) when the principle amount of $1,315,000 became due on July 1, 2000 and had been operating under a forbearance agreement since that date.  On May 29, 2001 a company which was a guarantor of the loan, Williams Controls Inc. (“Williams”), sold a piece of property that had been collateral on the loan, and as a result the loan with USB and all accrued interest was paid in full.  The amount the Company owed to Williams was increased by the amount Williams paid to USB.

The Wells loans, USB loan, and loans from affiliates are reflected on the balance sheet in the “excess of liabilities over assets of discontinued operations” line.

On June 23, 1999 the Company, through a newly formed subsidiary, Pro Golf International, Inc. increased its borrowings by $8,500,000 with a 75-day bridge loan from Comerica Bank. The proceeds of this loan were used toward the purchase of 100% of the outstanding common stock of Pro Golf of America, Inc.  Effective June 22, 2000 the loan was extended and became a demand note, with interest due monthly and principal of $75,000 a month beginning September 1, 2000.  The Company was declared to be in default of the loan provisions on September 1, 2000 and has been operating under a forbearance agreement since that time.   At September 30, 2001 the principal balance due on this loan was $6,453,000, and fees were owed of $300,000.  In July 2001, a guarantor of this loan sold a piece of property which was collateral on the loan, and $1,440,000 of the sales proceeds were paid to Comerica to further reduce the loan principal balance.  This payment by the guarantor is owed back to the guarantor with interest but payment of the principal and interest is subordinated to Comerica.

4.

DIVIDENDS

Dividends on Series B and C Convertible Preferred Stock have not been declared since 1997 due to unavailability of funds.  Dividends are in arrears on Series B in the amount of $1,256,575 and on Series C in the amount of $1,167,262.   Dividends are permitted to be paid under the credit agreement when sufficient funds become available.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

See “Cautionary Statement” at the beginning of the “Notes to Consolidated Financial Statements”.

FINANCIAL CONDITION AND LIQUIDITY - At September 30, 2001, the Company’s continuing operations had working capital of $1,275,000 as compared to $34,000 at December 31, 2000, which does not include the operations being discontinued and sold.  The ratio of current assets to current liabilities at September 30, 2001 was 1.57, as compared to 1.01 as of December 31, 2000.

During late 1999 and into 2000, the Company took action to reduce operating costs by reducing its work force and cutting certain other selling and administrative expenses.  The Company also closed its Mexicali, Mexico facility during June 2000.   On June 1, 2000 the Company adopted a strategic plan calling for the liquidation of its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life, Inc.).  The Company completed the closing of the Wisconsin facility on August 31, 2000.  The Company had been attempting to sell Leisure Life, Inc.   On December 6, 2001, most of the operating assets of Leisure Life, Inc. were sold at an absolute auction.  The proceeds of the auction were used to pay down the loan to Wells Fargo.   Effective December 31, 2001 the Company entered into a settlement agreement with Wells Fargo on the remaining debt.

The Company is also operating under a forbearance agreement with Comerica Bank that called for loan principal and fees to be paid in full on February 28, 2002.  On April 19, 2002 the forbearance agreement was extended to May 31, 2002.  The Company is in need of additional capital, and during May 2001 it engaged a strategic banker in order to raise new equity and debt capital so that the Company can refinance its existing debt, have capital for expansion, and have sufficient working capital.  The agreement entered into required monthly retainer payments through November 2001 and for success fees to be paid when the capital is raised.  The success fees are a percentage of the equity and debt capital raised.  The Company is also working with other consultants and brokers in its efforts to raise the capital it needs so it can meet its goals.

In July 2000, Pro Golf International, Inc. acquired golf real estate in Birch Run, Michigan and vacant land in Vero Beach, Florida in exchange for 108,334 common shares of PGI.  The properties had appraised values of $13,000,000 and debt approximating $6,500,000.  The Company listed these properties for sale with commercial real estate brokers during the fourth quarter of 2000.

The Company also began an offering of PG.com common stock during November 2000 to raise up to $12,500,000 in gross offering proceeds.  If the maximum offering were sold, the shares sold in this offering would represent approximately 33% of the total PG.com common shares outstanding after the offering.  Proceeds from these private placements were used for working capital.  As of September 30, 2001, the Company had received $2,283,811 from this offering.  The Company did not receive further proceeds in any material amounts from this offering.

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

RESULT OF OPERATIONS – Due to the continued losses of certain of the Company’s operating subsidiaries, management adopted a formal plan of liquidation and sale of its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life, Inc.).  Activities for these operations were reported as “discontinued operations” in the September 30, 2001 and 2000 Statement of Operations.  The September 30, 2000 financial statements have been restated to reflect the discontinued operations.

During the quarter ended September 30, 2001, the Company had net sales from continuing operations of $904,000 compared to $1,260,000 for the quarter ended September 30, 2000. This decrease was due to various factors including softness in the golf industry during the third quarter of 2001, believed to be due to a generally tough economic environment, bad weather, and the tragedies that occurred on September 11, 2002,all leading to a decline in rounds of golf played, and reduced retail sales of golf equipment and accessories in the Pro Golf Discount stores and lowered royalties and licensing fees to Pro Golf of America.

Interest expense (net) on continuing operations for the quarter ended September 30, 2001 was $239,000 and related to the financing obtained to enable the Company to acquire Pro Golf in June 1999.

Net loss from continuing operations for the quarter ended September 30, 2001 was $43,000 compared to net income of $63,000 during the same quarter of 2000.

Cash flows for the nine months ended September 30, 2001 from discontinued operations were as follows:

Net cash used in operating activities

$       20

Net cash used in investing activities

$         0

Net cash used in financing activities

$     286

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

Its:  Chairman and

Chief Executive Officer

Date: October 15, 2004

#