Form 10-K
period 2001-12-31
AJAY SPORTS INC
filed 2004-12-03
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Mark One

(x)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the Fiscal Year Ended December 31, 2001

OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Transition period from                  to

Commission File Number 0-18204

AJAY SPORTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware_                                                                                                                              644025

(State or other jurisdiction of Incorporation or Organization)             (IRS Employer Identification No.)

32751 Middlebelt Road, Suite B

Farmington Hills, Michigan 48334

(Address of Principal Executive Offices including Zip Code)

248-851-5651

(Registrant’s Telephone Number, including area code)

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

Yes    X   No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X_

The aggregate market value of the voting stock held by non-affiliates as of December 1, 2004 was $340,573.   The number of shares outstanding of the Registrant's $.01 par value common stock at December 1, 2004 was 4,257,163.

Documents Incorporated by Reference

NONE

Ajay Sports, Inc.

Index

December 31, 2001

PART I.		Page
Item 1.	Description of Business	3-5

Item 2.	Description of Property	5

Item 3.	Legal Proceedings	5

Item 4	Submission of Matters to a Vote of Security Holders	5

PART II.
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	6-7

Item 6.	Selected Financial Data	8

Item 7.	Management’s Discussion and Analysis	9-16

Item 8.	Financial Statements	F-1 – F-17

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	11

PART III.
Item 10	Directors and Executive Officers of the Registrant	11-12

Item 11.	Executive Compensation	13-14

Item 12.	Security Ownership of Certain Beneficial Owners and Management	15-16

Item 13.	Certain Relationships and Related Transactions	16-17

PART IV.
Item 14.	Exhibits, Financial Statement Schedules, and Reports on From 10-K	18-21

SIGNATURE PAGE		22

PART I

Cautionary Statement:

             This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company has acquired, disposition or discontinuation of any current business of the Company its lenders and/or unsecured creditors.   These forward-looking statements are subject to the business and economic risks faced by the Company including the ability of the Company to obtain sufficient working capital for its operations.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in this report.

Item 1.

Description of Business

General

Ajay Sports, Inc. (the "Company”) owns Pro Golf of America, Inc., the world’s largest franchiser of  “golf only” retail stores, with over 143 stores in the United States, Canada, and the Phillipines.  The Company also marketed and distributed golf clubs, golf bags, golf gloves, golf accessories, hand-pulled golf carts and casual living furniture, prior to deciding to discontinue those business operations in June 2000.

The Company operates the franchise segment of its business through Pro Golf International, Inc. (“PGI”), a majority-owned subsidiary, which was formed during 1999 and owns 100% of the outstanding stock of Pro Golf of America, Inc. (“PGOA” or “Pro Golf”) and a majority of the stock of ProGolf.com, Inc. (“PG.com”). PGOA is the franchiser of Pro Golf Discount® retail golf stores (“PGD stores”).  ProGolf.com is a company formed to help drive traffic to its franchisee stores and to sell golf equipment and other golf-related and sporting goods products and services over the Internet.  The Company operated and subsequently closed and liquidated the following wholly owned subsidiaries.   Ajay Leisure Products, Inc. ("Ajay") , Leisure Life, Inc. ("Leisure Life"), Palm Springs Golf, Inc. (“Palm Springs”), and Prestige Golf Corp. (“Prestige”) .   In June 2000, the Company’s management elected to discontinue the businesses of Ajay, Leisure Life, Palm Springs, and Prestige due to ongoing operating losses and negative cash flows at these companies. All references to the Company include PGI, PGOA, and PG.com, Ajay, Leisure Life, Palm Springs, and Prestige unless otherwise specified.

PGOA provides services to its franchisees in exchange for initial franchise fees and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods by its recently introduced Internet site, ProGolf.com.

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 32751 Middlebelt Road, Suite B, Farmington Hills, MI 48334, where its telephone number is (248) 851-5651.

Business Strategies

The Company's strategy is to improve its position as the global leader in retail golf sales at its Pro Golf Discount franchised stores.  The Company is also exploring other golf related activities.  The Company believes that the following competitive strengths contribute to its position as a market leader:

Strong Brand Recognition.    Pro Golf Discount® (“PGD”) is a highly recognized name in the golf industry with more than 143 franchised stores operating in the United States, Canada, and the Phillipines.  Pro Golf of America, Inc. franchises the PGD stores and a significant portion of PGOA’s revenues result from franchise fees and royalties associated with these stores.

Reputation for Quality.  The Company believes that the services it provides to its franchisees equals or exceeds the performance of its competitors.  Its Pro Golf Discount® franchised stores have an international reputation for quality name brand and private label golf merchandise at the best prices.

Tradition of Innovation.  Throughout PGOA’s history it has tried to maintain a tradition of new product development for its private label golf merchandise lines sold in the Pro Golf Discount® stores.  The products are able to provide the franchisees with quality golf products at competitive prices with higher margins than name brand product lines and help fill out the product mix carried in the stores.

Growth Opportunities

The Company believes that PGD’s strong brand recognition, reputation for quality, and tradition of innovation positions it to take advantage of opportunities for future growth including:

Adding Value for Franchisees.  The main objective of PGOA is to increase profitability of its PGD stores to ensure the long-term success of its franchisees.  We are intent on strengthening our private label and exclusive products offering to the stores to create improved margins and also work to continually improve the relationships with golf product vendors. Synergies between the stores and the internet will be developed to strengthen the Pro Golf brand and help our stores better service the Pro Golf customers.  Stores will be provided with more profit-making opportunities.  Happy and healthy franchisees will help fuel our expansion, making it easier to sell new stores to new franchisees and also encourage existing storeowners to expand by adding additional stores.

New Business Models.  We are currently developing new products that will broaden the PGOA offerings and create new profit opportunities.  Business models are being developed to: (a) franchise a bigger, more profitable model which includes a golf dome and a retail store; (b) help our franchisees broaden their golf services offered to local corporations, including golf outing management and corporate premiums and ad specialty products; and (c) create overseas distribution for Excalibur, Unique, and Palm Springs, our proprietary private label brands.

Increased Market Penetration.   The Company, through its subsidiaries PGOA and PG.com, has aggressive expansion plans.  The expansion plans will require additional capital in order to be successfully executed.  The plans include: adding 18-24 new franchised stores per year by aggressively recruiting new franchisees, acquiring other independent specialty store chains and converting strong independent competitors into Pro Golf Discount® stores, expanding in additional major markets in the United States, and using the internet to drive more traffic to the PGD stores, helping the PGD stores to better manage and control their inventory, and as a distribution channel to sell golf equipment and golf-related services.

Golf Business

Golf, the primary market for the Company’s businesses, continues to be a popular form of recreation.   According to the National Golf Foundation ("NGF"), a trade association, since 1980 the number of golfers in the U.S. has increased by approximately 68%.  According to NGF market research, the number of U. S. golfers is approximately 26.4 million.   The population of golfers in 2002 was 76.2% male and 23.8% female, with 68% between the ages of 24 and 55.   In addition, favorable demographic trends offer encouraging growth prospects for the retail golf equipment industry both in terms of participation rate and number of rounds.  The NGF reports that the annual average rounds played per golfer increases significantly as golfers age.  However, rounds of golf played decreased in 2002 by 10% versus 2001, primarily due to soft economic conditions in the U.S and caused somewhat by the tragedies of September 11, 2001. One of the Company’s challenges will be to expand its customer base by obtaining more women, juniors, and seniors as customers of its PGD stores.

Marketing and Distribution.  PGOA services its franchisees through its in-house support staff, and its staff routinely attends trade shows and maintains close contact with outside vendors to keep PGD in the forefront of golf and retail innovation and technology.  PGOA’s franchisees spend approximately $7 million annually on local and national advertising, which helps expand recognition of the Pro Golf brand name. PGOA supplemented this advertising with advertising of its own beginning in 2003.  The Company believes that future success in golf retailing will be dependent on being able to provide the customer with exceptional service along with information and product availability at any time and in any way that the customer wants it.  Technology is changing the retail landscape and Pro Golf believes its success will be enhanced by becoming a multi-channel company that is accessible to customers on their terms.  This multi-channel philosophy will enhance the way PGOA interacts with its franchisees and also the way the PGD stores interact with customers.  Use of the internet to communicate with the customers of the PGD stores will also enable the storeowners to market more efficiently to their customers at a lower cost that they have historically incurred.

Leisure Furniture Business

The Company’s leisure furniture business ceased operations during 2001 and its operating assets were liquidated at auction on December 6, 2001.

Competition

The market in which the Company does business, while very fragmented, is highly competitive, and is served by a number of well-established companies.  New product introductions and/or price reductions by competitors continue to generate increased market competition.  While the Company believes its franchised stores will continue to be competitive, there can be no assurance that successful marketing efforts by competitors will not negatively impact the Company’s future revenues.  The PGD stores are facing aggressive competition from large sporting goods and big box retailers that are expanding their focus on golf. Additionally, the Company faces competition from internet companies which sell golf equipment and services similar to those PG.com will be offering. At the present time the Company believes that online sales of golf equipment is not a material percentage of total golf sales.

Patents and Trademarks

The Company owns several patents and trademarks and has proprietary knowledge relating to its product lines.  The loss of any of the Company’s patents or trademarks may have a material adverse effect on its business.

As of October 14, 2004, the Company had a total of 13 employees, all at its Farmington Hills, Michigan office.  The Company considers its current relations with its employees to be good.

Item 2.

Description of Property

PGOA leases approximately 11,150 square feet of office space in Farmington Hills, Michigan, of which 3,150 square feet was subleased to an affiliated company, under an operating lease with its former owners.  The lease is a month-to-month lease beginning on April 1, 2003.  These facilities adequately meet the Company's administrative requirements.  The Company, on average, utilizes approximately 75% of its facility square footage.

Leisure Life owned its manufacturing, assembly, and warehouse facility in Baxter, Tennessee, which consisted of approximately 40,000 square feet of manufacturing and warehousing space, located on 2.8 acres. The property carried a mortgage in the amount of $162,400, and after Leisure Life ceased operating the holder of the mortgage foreclosed on the building.

Item 3.

Legal Proceedings

The Company is involved in various legal proceedings that are normal to its businesses.   As a result of its tight cash flow, the Company is late on payments due to several of its vendors and is involved in various collection actions against it and may face additional actions of this type.  The Company believes that none of this litigation is likely to have a material adverse effect on its financial condition or operations.  Based on historical experience, the Company believes its liability insurance coverage is adequate.

In January 2004, an employee /officer of the Company who was serving at will, was terminated from employment .. The employee /officer is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels the employee /officer ’s claim is without merit and has filed a counter-suit against the former employee /officer ..  The case is in the discovery state and proceeding.  During the discovery stages, management learned that this former employee/officer was directly or indirectly receiving monetary compensation for using specific vendors.  Management has required that the former employee provide details of all such transactions in order to properly report such transactions.  As a result of this discovery, management has evaluated the benefit of all vendor relationships, no matter how immaterial to the operations, and upon receipt of the facts will properly report its findings.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter.

0PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's Common Stock is traded on the on the OTC Other – Pink Sheet (the “OTCPK”).  The Company’s Series C 10% cumulative convertible preferred stock also trades on the OTCPK.  No trading information exists for the Company’s warrants.  The following table sets forth the range of high and low ask and bid prices for the last two years. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

COMMON STOCK
2000	HIGH/ASK	LOW/BID
First Quarter	$1.75	$0.44
Second Quarter	$0.81	$0.31
Third Quarter	$0.50	$0.25
Fourth Quarter	$0.31	$0.06
2001
First Quarter	$0.15	$0.07
Second Quarter	$0.07	$0.01
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.06	$0.01

UNITS
2000
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

2001
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

SERIES C PREFERRED STOCK
2000
First Quarter	$4.00	$3.75
Second Quarter	$2.62	$0.88
Third Quarter	$1.25	$0.63
Fourth Quarter	$0.63	$0.31

2001
First Quarter	$0.31	$0.25
Second Quarter	$0.25	$0.25
Third Quarter	$0.12	$0.12
Fourth Quarter	$0.01	$0.00

Holders

The number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company’s transfer agent, as of December 31, 2001 are as follows:

Common Stock	337
Preferred C	10
Warrant A	66

Based on a street name shareholder listing, the Company believes that its round lot common shareholders total approximately 900.

Dividends

Holders of shares of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available.  The Company has not paid any dividends on its Common Stock and intends to retain future earnings to finance the development and expansion of its business.  The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, bank credit agreement restrictions and the financial condition of the Company. Holders of the Company’s Series B Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of 8% based on a stated value of $100 per Series B share, or $8 per Series B share per year.   Due to a shortage of operating funds to run the business, dividends have not been paid since January 1997.   Until the Company has cash available for dividends, it does not anticipate declaring or paying dividends on its Series B preferred stock.

Holders of the Company’s Series C Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of $1.00 per share.   Due to a shortage of operating funds to run the business, dividends have not been paid since January 1997.   Until the Company has cash available for dividends, it does not anticipate declaring or paying dividends on its Series C preferred stock.

Item 6.          Selected Financial Data

 The following table presents summary historical consolidated financial data derived from audited financial statements of the Company.  Statement of Operations Data for 1997 – 2000 has been revised to reflect the presentation for discontinued operations; Balance Sheet Data for 1997 – 2000 has not been revised to reflect the discontinued operations.  All amounts in the table below are stated in thousands, except per share amounts.

	For the Year Ended December 31,
Statement of Operations:	2001	2000	1999	1998	1997
Net sales	$3,202	$4,335	$1,587	$0	$0
Cost of sales	1	23	0	0	0
Gross profit	3,201	4,312	1,587	0	0
Selling, general and
administrative expenses	3,139	3,299	1,141	0	0
Operating income	62	1,013	446	0	0

Nonoperating income (expense):
Interest expense – net	(1,048)	(1,023)	(522)	0	0
Depreciation, amortization, and other, net	(370)	(896)	(221)	0	0
Minority interest in (loss) of subsidiary	95	22	6	0	0

(Loss) from operations before income taxes	(1,261)	(884)	(291)	0	0
Income tax benefit	441	459	92	0	0
Net (loss) before effect of change in
accounting principles	(820)	(425)	(199)	0	0

Net effect of change in accounting principles	(1,002)	0	0	0	0

Net loss from continuing operations	(1,822)	(425)	(199)	0	0
Net income (loss) from discontinued operations	(8,068)	(2,309)	(1,793)	(1,475)	(3,516)

Net (loss)	($9,890)	($2,734)	($1,992)	($1,475)	($3,516)

Net (loss) per common share @	($2.46)	($0.75)	($0.70)	($0.47)	($1.01)
Weighted average common and common
stock equivalent shares outstanding @	4,154	4,108	4,013	3,909	3,879
Cash dividends per common share	$0	$0	$0	$0	$0

	December 31,
Balance Sheet Data (1):	2001	2000	1999	1998	1997
Working capital (deficit)	($9,412)	($402)	$1,707	$5,652	$8,200
Total assets	$9,927	$30,758	$25,733	$13,083	$16,614
Long term debt	$0	$14,925	$18,043	$7,538	$3,229
@ Current and prior years restated to reflect result of reverse 1 for 6 common stock split effective August 14, 1998.

(1) December 31, 2001 and 2000 summary Balance Sheet Data amounts relate to operating companies only and do not include discontinued operations. Years prior to 2000 do include data from operating companies that were subsequently discontinued.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Net Sales

Net sales in 2001 were $3.2 million, compared to sales in 2000 of $4.3 million.  Management believes 2001 was generally affected by softness in the economy and also the terrorism of September 11, 2001.  Additionally, conditions in the golf industry and a shift in attitude of some of the PGOA franchisees resulted in reduced purchases by the PGD stores of PGOA’s licensed product, resulting in reduced licensing fee income to PGOA.  These soft market conditions and a general lack of working capital also hampered PGOA’s efforts to sell new franchises.  The sales reported for 1999 are for the six-month period subsequent to the date PGOA was acquired by the Company.  Management believes annualized sales were comparable in 2000 versus 1999, as historically the better months of the year would occur during the first half, which are the prime months for the golf retail industry.

Selling, General and Administrative Expenses

SG&A for the year ended December 31, 2001 was $3.1 million compared to $3.3 million for the year ended December 31, 2000.    During the second half of 2001, the Company began a cost reduction program designed to bring costs in line with the reduced sales levels. However, the full effect of these cost reductions will not be seen until 2002, and certain costs – such as business insurance, employee health insurance, and legal fees continued to rise.

Interest Expense

Interest expense (net) for 2001 was $1,048,000, compared to $1,023,000 for the year ended December 31, 2000.  While PGOA was able to pay down some of the loan principal on its senior secured bank debt, interest expense increased due to the bank increasing the interest rate on the loan while it continued its forbearance.

 Income Taxes

PGI had no income tax liability during the years ended December 31, 2001 and 2000.  The tax loss for these years is expected to offset future taxable income and reduce future income taxes.

Financial Condition of Continuing Operations

At December 31, 2001, PGI had a working capital deficit of $(9,412,000), compared with working capital deficit of ($402,000) at December 31, 2000. This $9,010,000 decrease resulted mainly from a reclassification of $9,340,000 in debt from long term obligations to short term liabilities as a result of the company’s default of its forbearance agreement on May 31, 2002, of which the company has been operating with a formal forbearance agreement until April 30, 2005.  In addition, the current assets decreased by $873,000 due to reduced receivables on royalty income from franchisees caused primarily by a slowing economy and reduced cash as a result of weaker cash flows in the fourth quarter of 2001.  The ratio of current assets to current liabilities at December 31, 2001 and 2000 was from decreased receivables due to reduced royalty income from franchisees caused primarily by a slowing economy and reduced cash as a result of weaker cash flows in the fourth quarter of 2001. The ratio of current assets to current liabilities at December 31, 2001 and 2000 was 0.14 and .85, respectively.

Inventories at December 31, 2001 were $1,000 compared to $2,000 at December 31, 2000.   The decrease reflects sales of some of the Cadillac golf equipment on hand.  Receivables were $1.0 million at December 31, 2001 compared to $1.9 million at December 31, 2000. The decrease is due to a decrease in royalties receivable from franchisees.

At December 31, 2001 and 2000, net fixed assets were $79,000 and $13,100,000, respectively.  The decrease reflects the write-off of golf real estate located in Birch Run, Michigan and vacant land in Vero Beach, Florida.  Debt related to these properties was also written-off and the PGI stock that had been issued but held in escrow was cancelled. The land had been listed for sale with commercial real estate brokers during the fourth quarter of 2000, and the Birch Run land was put into foreclosure during October 2001.

Capital Resources

The Company’s plan is to replace its office furniture and equipment as needed; however, expenditures during  2001 were $0 due to its poor cash flow.  Technology upgrades are needed and management began these upgrades in 2004.  Future upgrades will be implemented as cash flow allows.

Liquidity

Cash flow from operations for 2001 was ($58,000) for the Pro Golf operating companies.   The Company expects that cash flow from operations will continue to be sufficient to cover the operating expenses and debt requirements of the franchise operations during 2002 and 2003.   However, as certain liabilities of affiliated companies are also being paid out of the Pro Golf cash flow through inter-company loans, liquidity of the operating companies is expected to be under severe stress until the Company is able to refinance its debt and raise funds for expansion.

The Company's liquidity varies with the seasonality of its business, which, in turn, influences its financing requirements.  The seasonal nature of the Company's royalty revenue creates fluctuating cash flow.  The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt.  The Company has also relied on cash generated from private placements of stock in PGI and PG.com to fund its operations, including the further development of the website and future expansion of Pro Golf.

During late 1999 and into 2000, the Company sold equity in PGI in a private placement offering and entered into an agreement to acquire developed and undeveloped real estate for existing and planned golf-related activities.  During 2000, the Company issued 129,084 shares of PGI stock, which represented 11.4% of the total shares of PGI stock outstanding at December 31, 2000.  Of the new shares issued, $318,000 cash had been received with signed subscription documents, $927,000 was a conversion of subordinated debt and related accrued interest into common stock, and the remaining $6,500,000 was for the acquisition of golf-related real property.  The 108,334 shares issued for the acquisition of the golf-related property were cancelled during the fourth quarter of 2001 when the Birch Run property went into foreclosure due to non-payment of the loans by the lessee/former owner of the property.

The Company also began an offering of PG.com common stock during November 2000 to raise up to $12,500,000 in gross offering proceeds.  If the maximum offering were sold, the shares sold in the offering would have represented approximately 33% of the total PG.com common shares outstanding after the offering.  The proceeds from the private placement had been planned to be used for working capital, acquisitions, and growth; however, as only $2,283,000 was raised in the offering for the Company, representing a shortfall of $10,217,000, the proceeds were used to repay debt and acquire a license for internet use of the Pro Golf trademark.

The Company had anticipated significant additional cash flows resulting from the rents and fees to be received from the golf properties during the initial twelve-month period beginning July 1, 2000. Rental income totaling $333,000 was accrued for the period July 1, 2000 through October 31, 2000.  At that time, the real estate was listed for sale with a commercial real estate broker.  The property has since been foreclosed on, and the Company does not expect to receive the rental income it is owed.

The Company’s primary focus for 2004-2005 will be to help its PGD storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand internationally by negotiating master licensing agreements in foreign countries, to permit others to use its name in various geographic locations, for upfront licensing fees and/or ongoing licensing and royalty payments.  The Company is also planning to open at least one Company-owned retail store as funds become available.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The Company holds only one market risk instrument.  This is common stock classified as marketable securities available-for-sale  as an asset of $102,000 as of December 31, 2001.  This stock is subject to equity price risk. The full carrying value represents the market value of 156,719 shares of Williams Controls, Inc. common stock valued at $.65 per share, which is the last reported trade price for 2001. This stock is traded on the OTCBB. The shares were received as part of the restructuring agreement with Williams dated June 30, 1998. These shares have been pledged to Wells Fargo as collateral for the Company’s loans.  High and low closing prices per share for the Williams common stock for 2001 were $1.63 and $0.46, respectively.  Between January 1, 2002 and March 7, 2003 the lowest closing price for these shares was $0.25 per share.

Item 8.

Financial Statements

Financial statements are attached hereto following Item 14.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.

Directors and Executive Officers of the registrant

The Registrant’s directors and executive officers as of December 31, 2003 are as follows:

Name	Age	Positions and Offices with Company	Date First Elected
Thomas W. Itin	68	Chairman, CEO & President	1993
Ronald N. Silberstein	46	Chief Financial Officer, Chief Administrative Officer, Treasurer and Secretary	1999

Thomas W. Itin was elected Chairman of the Board and President of the Company in June of 1993, and is the Company’s largest single stockholder.  He was Chairman of the Board and Chief Executive Officer of Williams Controls, Inc., based in Portland, Oregon, from March 1989 until January 2001 and its President and Treasurer from June 1993 until January 2001. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988.  He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January 2001.   He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception.  Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967.  TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management.  Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962.  In April 2001, Mr. Itin became Chairman of CompuSonics Video Corp., a publicly held company.  In April 2001 Mr. Itin became Chief Executive Officer of Enercorp, Inc., a publicly held company.  He received a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin serves on the Cornell University Council and is Chairman of the Technology Transfer Committee.

Ronald N. Silberstein has been Chief Financial Officer and Chief Administrative Officer of the Company since August 1999.  He was named Treasurer and Secretary in March 2001.  Mr. Silberstein is a Certified Public Accountant and, prior to joining the Company, was a partner in the CPA firm of Hirsch, Subelsky and Associates, P.C. (formerly Hirsch Silberstein & Subelsky, P.C.), a firm that he co-founded in 1993, where he consulted with public and private companies on accounting, tax, and operational issues.  Mr. Silberstein was the partner in charge of the audit when Hirsch, Subelsky and Associates, P.C. acted as the Company’s independent auditors.  Prior to 1993, Mr. Silberstein was a partner in a local Michigan CPA firm. From 1979 to 1988, he was a staff accountant with various CPA firms in Southeast Michigan, including the Detroit office of Ernst & Young. He received a Bachelor of Business Administration degree from the University of Michigan in 1979.

Joseph J. White has been President and Chief Operating Officer and a Director since September 2001.  Mr. White was President of Asobous U.S.A., located in Greenville, South Carolina, from May 2000 until April 2002 and President of the Gary Player Group, located in Palm Beach, Florida, from April 1996 until May 2000.

Charles P. “Chip” Doyle was elected a Director of the Company in April 2002.  Mr. Doyle has been a director of  PGI, PGOA and ProGolf.com since June 1999. Mr. Doyle was the Executive Director of PGI and was responsible for Mergers and Acquisitions and New Business Models.  He was Executive Director of PGOA from 1986 – 2000.  He has 25 years experience in the golf retailing and franchising business.  Prior to joining PGOA, Mr. Doyle spent 10 years as Vice President of Operations for International Golf, a golf retail and franchising company.  Mr. Doyle has a business and accounting degree from Oakland University.

Dr. Jeffery D. Rautio was elected a Director of the Company in April 2002.   As Director of Refractive Services at Beitman Laser Eye Institute since 2000, he manages day-to-day operations of an ophthalmologic LASIK clinic.  From 1999-2000, he served as Director of Optometry at Oculus Laser Vision and Advanced Vision Centers.  In 1998, he founded, designed and implemented an internet-based golf tee time booking service and remains president of WorldWide TeeTime, L.L.C.  As Team Optometrist for the Detroit Lions, Inc. from 1991-1999, he provided all eye care for players, coaches and staff as well as providing advanced training in ocular injuries and managing on-field ocular emergencies.   From 1987-1999, Dr. Rautio was a Senior Staff Optometrist at Henry Ford Hospital in West Bloomfield, Michigan serving as Chairman of two Optometric Continuing Education Programs and managing fiscal responsibilities for the HMO-based practice.  Dr. Rautio has written, presented and published numerous professional papers.  Since 1982, Dr. Rautio has maintained professional memberships in the American Optometric Association and Michigan Optometric Association.  In May 1986, he was awarded the Doctor of Optometry Degree (O.D.) by Ferris State University.

Shirley B. Itin became a Director of the Company in April 2002.    Since 1983 when she founded First Equity Corporation to participate in investment programs, capital leases and real estate, she remains its President.  Since 1974, she has been Executive Vice President of TWI International, Inc. / Acrodyne Corporation.  Experience includes design-build projects for schools and houses including traditional and prefabricated construction for the

Royal Commission of Jubail & Yanbu, Saudi Arabia, reporting to Parsons and Bechtel, exporting building construction and interior finish materials, and collections from letters of credit.   Earlier, she participated in resort condominium and land development projects in Michigan, Wyoming and the U.S. Virgin Islands.  As Councilman in the City of Orchard Lake Village, Michigan, Ms. Itin will complete a second elected three-year term in November 2003 and six years appointment to the Orchard Lake Nature Sanctuary Advisory Board.   In 2001, she was appointed to the Cornell Council.   Studies were completed at Cornell and U of Maryland-North Africa and, in January 2000, Ms. Itin was awarded a Bachelor of Science degree from Cornell.

Other than the spousal relationship between Thomas W. and Shirley B. Itin, there are no family relationships between any director and executive officer.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows, for the years ending December 31, 2001, 2000, and 1999, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation from all capacities in which they serve:

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation Salary	Long-Term Compensation Securities Underlying Options (# Shares)
Thomas W. Itin Chief Executive Officer of the Company	2001 2000 1999	$ 1 (1) $ 1 (1) $ 1 (1)	- - -
Ronald N. Silberstein Chief Financial Officer and Chief Administrative Officer of the Company	2001 2000 1999	$131,040 $126,000 $ 50,884 (2)	- - 50,000
Joseph J. White President and Chief Operating Officer of the Company, and Director of Ajay Sports, Inc. and its subsidiaries	2001 2000 1999	$ 50,000 (6) N/A N/A	- - -
Thomas J. Leonard President of Pro Golf of America, Inc. ProGolf.com, Inc. and Ajay Leisure Products, Inc.	2001 2000 1999	$ 46,115 $150,000 (3) N/A	- 100,000 -
Charles P. “Chip” Doyle Executive Director of Pro Golf of America, Inc., President and COO of Pro Golf Domes, Inc., and Director of Ajay Sports, Inc. and its subsidiaries	2001 2000 1999	$152,850 $153,000 $ 82,384 (4)	- - -
Clarence H. Yahn Director of the Company and President of Ajay Leisure Products	2001 2000 1999	N/A N/A $ 76,154 (5)	- - -

(1) See “Employment contracts” below.

(2) Mr. Silberstein joined the Company on August 1, 1999.  His annual base salary is $131,040.  Mr. Silberstein was terminated on January 5, 2004.

(3) Mr. Leonard joined the Company on January 3, 2000.  His annual base salary was $120,000.  Mr. Leonard left employment with the Company effective May 21, 2001.

(4) The table reflects Mr. Doyle’s compensation for the period after Pro Golf was acquired by the Company (June 23, 1999  – December 31, 1999). Mr. Doyle was Executive Director of Pro Golf of America, Inc. until August 2000 when he became President and COO of Pro Golf Domes, Inc. He left employment with the Company effective April 19, 2002, but remained on the Board of Directors.

(5) Mr. Yahn left employment with the Company and his position on the Board of Directors effective July 31, 1999.

(6) Mr. White joined the Company as a consultant in June 2001.  His annual base salary is now $120,000.  2001 compensation reflects the amounts his company, Asobous USA, was paid for his consulting services prior to his joining the Company as a full-time employee.  Mr. White was terminated on May 27, 2004.

The Company, in its subsidiary ProGolf.com, adopted an Incentive Stock Plan in January 2000.  The plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  These objectives are accomplished by making incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of ProGolf.com.  No shares were granted under this Plan during 2001.  During 2000, 604,600 common shares of ProGolf.com were granted to directors, executives, selected employees, and consultants, and options were granted on 144,600 shares.  The options are subject to vesting requirements as outlined in the plan.

Options/SAR Grants

The table below summarizes options granted during the fiscal year ended December 31, 2001 to the executive officers in the Summary Compensation Table.  The Company has not granted any SARs.

Name	# of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Strike Price Appreciation for Option Term
					5% ($)	10% ($)
Thomas W. Itin	1,000,000	100%	$ .02	2/01/06	N/A	N/A

Aggregated Option Exercises and Fiscal Year End Option Value

The table below summarizes options, the number of securities underlying unexercised stock options at December 31, 2001, which are held by the executive officers listed in the Summary Compensation Table.  No options were exercised during the year and at year-end none were in-the-money.

Aggregated Option Exercises in 2001 and December 31, 2001 Option Values

Name	# Shares Acquired on Exercise	$ Value Realized	Securities Underlying Unexercised Options at Year End (#)		Value of In-the Money Options at Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas W. Itin	0	0	1,000,000	0	0	0
Thomas J. Leonard	0	0	100,000	0	0	0
Ronald N. Silberstein	0	0	50,000	0	0	0

Compensation of Directors

Directors are not paid any fees for serving on the Board of Directors or attending Board of Directors meetings. However, they are reimbursed for expenses incurred in attending such board meetings.

Under the 1994 Stock Option Plan, the non-employee directors who are members of the Compensation Committee are to receive grants of 834 non-statutory stock options under the plan at each Annual Meeting.   There were no grants during 2001 to members of the Compensation Committee because an Annual Meeting was not held.

Employment Contracts

The Company had an employment arrangement with Mr. Itin under which he served as the President and Chief Executive Officer of the Company at a salary of $1 per year.  Mr. Itin has no obligation to continue this arrangement although he has not given the Company any notice of intent to change the arrangement in the near term.  In April 2002, Mr. Itin entered into a new five-year employment agreement with the Company that had an effective date of January 1, 1999.  The agreement is attached as an Exhibit.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of November 19, 2004, the number of shares of Common Stock beneficially owned by each director and executive officer (named in the Summary Compensation Table) of the Company individually, all such executive officers and directors as a group, and each beneficial owner of more than five percent of the Common Stock. The following stockholders have sole voting and investment power with respect to their holdings unless otherwise footnoted.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)
Thomas W. Itin 32751 Middlebelt Road, Suite B Farmington Hills, MI 48334	7,752,601 (2)(3)(4)(6)(7)	76.9%
TICO 32751 Middlebelt Road, Suite B Farmington Hills, MI 48334	1,990,747 (4)	19.7%
Acrodyne Profit Sharing Trust 32751 Middlebelt Road, Suite B Farmington Hills, MI 48334	462,246 (5)	4.6%

LBO Capital Corp. 32751 Middlebelt Road, Suite B Farmington Hills, MI 48334	280,001 (7)	2.8%
Brian Donnelly 32751 Middlebelt Road, Suite A Farmington Hills, MI 48334 Jerry Jensen 32751 Middlebelt Road, Suite A Farmington Hills, MI 48334	25,000 45,000	0.3% 0.5%
All executive officers and directors as a group (3 persons)	7,822,601 (2)(3)(4)(6)(7)	77.6%

1)

Where persons listed on this table have the right to acquire additional shares of Common Stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days November 19, 2004 these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. The actual number of shares of common stock issued and outstanding as of November 19, 2004 was 4,289,322.

(2)

Mr. Itin may be deemed to be a “control person” of the Company.  Includes Common Stock and shares of Common Stock issuable upon the exercise of presently exercisable warrants and the conversion of presently convertible Preferred Stock beneficially owned by Mr. Itin’s spouse and affiliates of Mr. Itin as follows:

Entity	Shares	Description
TICO First Equity Corporation Acrodyne Profit Sharing Trust LBO Capital Corp.	833,340 25,203 462,246 280,001	Common Stock Common Stock Common Stock and warrants Common Stock and warrants
	1,600,790
TICO (12,500 shares of Series B preferred stock convertible at one share for 92.5926 shares of Common Stock)	1,157,407	Series “B” Preferred Stock conversion
	2,758,197

Mr. Itin disclaims beneficial ownership in the securities owned by LBO Capital Corp. and First Equity Corporation in excess of his pecuniary interest.   Mr. Itin’s spouse owns an 20% equity interest in First Equity Corp., and Mr. Itin owns 57% of the outstanding common stock of LBO Capital Corp., a company with its common stock registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Mr. Itin is also Chairman of the Board and President of LBO Capital.

(3)

Includes 686,274 Common Shares and 3,333,333 shares available from series D preferred on conversion that was owned by Williams Controls, Inc. (a Company which Mr. Itin had been President, CEO, and COO until September 2001) at December 31, 2001 and acquired by Mr. Itin in November 2002.

(4)

Includes 833,340 common shares and 1,157,407 shares of Common Stock issuable upon conversion of 12,500 shares of presently convertible Series B Preferred Stock, at a rate of 92.5926 shares of Common Stock for every one share of preferred stock. TICO is a Michigan partnership of which Mr. Itin is the Managing Partner.

(5)

Includes 266,167 shares of Common Stock issuable upon exercise of options. Mr. Itin is trustee and beneficiary of Acrodyne Profit Sharing Trust.

(6)

Includes 33,334 shares of Common Stock issuable upon exercise of warrants.   LBO Capital Corporation is a Colorado corporation of which Mr. Itin is a 57 shareholder, Chairman of the Board of Directors, and President.

(7)

Includes 1,000,000 shares of Common Stock issuable upon the exercise of outstanding stock options.  These options terminate upon death or disability of Mr. Itin.

Compliance with Section 16(a) of the

Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers, directors, and persons who beneficially own more than 10% of the Company’s Common Stock to file, with the SEC, initial reports of beneficial ownership on Form 3, reports of changes in beneficial ownership on Form 4, and annual statements of changes in beneficial ownership on Form 5.   Persons filing such reports are required under the regulations promulgated by the SEC pursuant to Section 16 to furnish the Company with copies of such reports.   Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended December 31, 2001, the Company believes that all reports were timely filed.

Item 13. Certain Relationships and Related Transactions

Since 1994, Williams Controls, Inc. has made loans and provided capital to the Company to assist the Company in meeting its financing requirements.  Williams owns 686,274 shares of the Company’s common stock.  Thomas W. Itin, the Company’s Chairman, President and Chief Executive Officer, and beneficial owner of approximately 49.5% of the Company’s common stock, is also the Chairman and beneficial owner of approximately 29.4%of the common stock of Williams.  Mr. Itin was the President, Chief Executive Officer, and Treasurer of Williams until January 4, 2001.

From July 1997 to July 1998, the Company and its subsidiaries (the “Company parties”) were parties with Williams and its subsidiaries (the “Williams parties”) to a joint credit facility from Wells Fargo Bank, National Association (the “Joint Wells Loan”).  The proceeds of this joint financing were used to repay the loans of the Williams parties and partially repay loans of the Company parties from a previous bank lender, United States National Bank (“U. S. Bank”).  In connection with the Joint Wells Loan, Williams provided the Company a loan in the amount of $2,268,000 (the “Williams Bridge Loan”) and U. S. Bank provided the Company a bridge loan in the amount of $2,340,000 (the “USB Bridge Loan”). The Company was the primary obligor on the USB Bridge Loan promissory note and it was guaranteed in full by the Williams parties, and by the Company’s Chairman, personally, up to $1,000,000.

As of June 30, 1998, the Joint Wells Loan was restructured to separate the loans to the Company parties and the Williams parties.  This restructuring eliminated joint and several liabilities to Wells, as well as cross collateral and guarantee agreements, between the Company parties and the Williams parties as they related to the Joint Wells Loan. The Company’s credit facility with Wells allowed the Company parties to borrow up to the lesser of $9,500,000 or the Borrowing Base (as defined in the credit agreement).

In connection with the transaction with Wells to separate the loans of the Company parties and the Williams parties effected June 30, 1998, Williams (a) advanced an additional $2,000,000 in the form of cash and marketable securities, (b) purchased notes payable of approximately $948,000 by the Company to other affiliated parties, Enercorp, Inc. and First Equity Corporation, which evidenced loans provided by those parties during 1997 when the Company required additional capital, (c) and converted $5,000,000 of the amount owed by the Company to Williams into 6,000,000 shares of a newly created class of preferred stock of the Company, its Series D cumulative convertible preferred stock. In connection with these transactions with Williams, the Company delivered a promissory note to Williams for the full amount owed to Williams after conversion of $5,000,000 into the Series D preferred stock (the “Williams Note”).  The Williams Note is secured by a lien on substantially all of the assets of the Company parties, which lien is subordinate to the liens of U. S. Bank and Wells.

The Williams note accrues interest at the rate of 16% per annum.  As currently structured, the interest became payable on December 31, 2000, and all remaining principal and interest will be due at maturity on August 1, 2001.  The Company was not able to pay the loan interest that came due on December 31, 2000.  At December 31, 2000, the Company owed $2,087,000 under the Williams Note.  In addition, it owed $1,315,000 to U. S. Bank under the USB Bridge Loan.  The Company has been unable to meet its repayment obligations under the USB Bridge Loan and if Williams agrees to and makes payments on the USB Bridge Loan on the Company’s behalf, either on its own or as a guarantor, any payments made by Williams would result in an increase in the amount the Company owes to Williams.  The Company has been operating under a forbearance agreement with U.S. Bank that expired on October 31, 2000.  The Company was notified by U.S. Bank that it intended to foreclose on April 23, 2001 on its collateral and the loan guarantors.  As of November 10, 2004 no action has been taken by U.S. Bank.

The Series D preferred stock is convertible at the option of Williams into 3,333,333 shares of the Company’s common stock.  No dividends accrue on the Series D preferred stock until after July 31, 2001.  The dividend rate on the Series D preferred stock will be 17% per annum commencing August 1, 2001 and will increase to 24% in 2002.  The Series D preferred stock is redeemable by the Company.  It is not likely that the Company will be able to raise capital from new sources in order to redeem the Series D preferred stock prior to August 1, 2001.

The Company had also entered into agreements with Williams that required annual payments of $90,000 for administrative fees and $80,000 for management fees for sourcing products overseas on the Company’s behalf.  These payments were accrued through September 30, 2000 by the Company and are currently being negotiated due to the discontinuance of the businesses that needed the sourcing during 2000.

At December 31, 2001 the Company was liable to Comerica Bank in the amount of $6,453,000 on a master-revolving note entered into to effect the acquisition of Pro Golf of America, Inc. and ProGolf.com, Inc.  The note had been extended through April 30, 2005 under a forbearance agreement.  The Company anticipates refinancing this loan into an amortizing long-term loan during the first half of 2005.

During 1999, Williams reimbursed the Company approximately $114,000 for management services provided to Williams by an officer of the Company from 1997 through 1998.

In November 2002, in settlement of lawsuits between Williams, Ajay, and Thomas W. Itin, substantially all of Williams position in Ajay was acquired by Mr. Itin under a settlement agreement and mutual release.  This agreement is attached herewith as an Exhibit.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K

(a)

1.

Financial Statements:

Ajay Sports, Inc. and Subsidiaries Consolidated Financial Statements of Ajay

Sports, Inc. and Subsidiaries:

Reports of Independent Accountants

Consolidated Balance Sheets - December 31, 2001 and 2000

Consolidated Statements of Operations – Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows – Years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

2.

Financial Statement Schedules:

Ajay Sports, Inc. and Subsidiaries:

3.

Exhibits required by Item 601 of Regulation S-K

The following exhibits designated with a "┼" symbol represent the Company's Management Contracts or Compensatory Plans or arrangements for executive officers:

Exhibit 3.1 (a)  Articles of Incorporation and amendments thereto.   (1)

Exhibit 3.1 (b)  Certificate of Designations of Rights and Preferences of the Series B 8% Cumulative Convertible Preferred Stock of Ajay Sports, Inc.   (3)

Exhibit 3.1 (c)  Certificate of Designations of Rights and Preferences of the Series C 10% Cumulative Preferred Stock of Ajay Sports, Inc.   (4)

Exhibit 3.1 (d)  Certificate of Designations of Rights and Preferences of the Registrant’s Series D Cumulative Convertible Non-Voting Preferred Stock   (8)

Exhibit 3.1 (e)  Certificate of Amendment to Restated Certificate of Incorporation Dated August 11, 1998 for common stock split effective August 14, 1998.   (9)

Exhibit 3.2        Bylaws   (1)

Exhibit 10.1

    Williams/Ajay Loan and Joint Venture Implementation Agreement dated May 6, 1994 as amended by Letter Agreement dated April 3, 1995  (3)

Exhibit 10.2

    1994 Stock Option Plan   (2)

Exhibit 10.3

    1995 Stock Bonus Plan   (2)

Exhibit 10.4 (a)  Revolving Loan Agreement dated July 25, 1995 Between Ajay Sports, Inc. and United States National Bank of Oregon, including Guaranties, Security Agreements, and Other Loan Documents   (4)

Exhibit 10.4 (b)  First Amendment to the July 25, 1995 Revolving Loan Agreement dated October 2, 1995, including amendment to Bulge Loan Note, Supplement to Guaranty and Amendment to Revolving Loan Note   (5)

Exhibit 10.5(a)  Consent Reaffirmation and Release Agreement with U. S. Bank and Promissory Note of the Registrant   (6)

Exhibit 10.5(b)  Extension Agreement and Amendment of Promissory Note With U.S. Bank   (14)

Exhibit 10.6

     Security Agreement dated July 14, 1997, among Registrant and its subsidiaries, as debtors, and Williams Controls and its subsidiaries as secured parties   (7)

Exhibit 10.7(a)  Credit Agreement, dated June 30, 1998, by and among the Registrant and its subsidiaries and Wells Fargo Bank, NA including Promissory Notes, Security Agreements and other Loan Documents (the “1998 Wells Fargo Credit Agreement”)  (8)

Exhibit 10.7(b)  Amendment No. 1, dated February 2, 1999, to the 1998 Wells Fargo Credit Agreement.  (11)

Exhibit 10.7(c)  Amendment No. 2, dated June 2, 1999 to the 1998 Wells Fargo Credit Agreement.  (11)

Exhibit 10.7(d)  Amendment No. 3, dated July 8, 1999, to the 1998 Wells Fargo Credit Agreement. (11)

Exhibit 10.7(e)  Amendment No. 4, dated July 14, 1999 to the 1998 Wells Fargo Credit Agreement.  (11)

Exhibit 10.7(f)   Amendment No. 5, dated August 5, 1999, to the 1998 Wells Fargo Credit Agreement.  (11)

Exhibit 10.7(g)  Amendment No. 6, dated August 16, 1999 to the 1998 Wells Fargo Credit Agreement.  (11)

Exhibit 10.7(h)  Amendment No. 7, dated December 1, 1999, to the 1998 Wells Fargo Credit Agreement.  (11)

Exhibit 10.7(i)   Amendment No. 8, dated January 16, 2000, to the 1998 Wells Fargo Credit Agreement.    (11)

Exhibit 10.7(j)   Amendment No. 9, dated February 1, 2000, to the 1998 Wells Fargo Credit Agreement.     (11)

Exhibit 10.7(k)  Amendment No. 10, dated March 1, 2000 to the 1998 Wells Fargo Credit Agreement.        (11)

Exhibit 10.7(l)   Amendment No. 11, dated April 1, 2000, to the 1998 Wells Fargo Credit Agreement.  (11)

Exhibit 10.7(m)  Second Mortgage and $70M Promissory Note payable to Wells Fargo related to the Baxter, Tennessee facility.  (14)

Exhibit 10.7(n)  Forbearance Agreement with Wells Fargo, dated June 12, 2000, As amended June 21, 2000 (12)

Exhibit 10.7(o)   Agreement Regarding Discretionary Advances, dated December 1, 2000, with Wells Fargo.  Filed Herewith

Exhibit 10.8       Restructuring agreement, dated June 30, 1998, by and among Registrant and its subsidiaries and Williams Controls, Inc. including promissory note   (8)

Exhibit 10.9(a)   Master Revolving Note dated June 22, 1999, in the principal amount of $8.5 million between Pro Golf International, Inc., as borrower and Comerica Bank as lender  (the “Comerica Note”)  (11)

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

Exhibit 10.9(i)    Forbearance Extension Agreement with Comerica, dated May 10, 2001. (14)

Exhibit 10.10(a) Form of Subordinated Promissory Note (Maker Pro Golf International, Inc.) (11)

Exhibit 10.10(b)  Form of Comerica Subordination Agreement  (11)

Exhibit 10.11      Warrants issued to former shareholders of Pro Golf of America, Inc. (10)

Exhibit 10.12      Incentive Stock Plan of ProGolf.com, Inc. (14)

Exhibit 21.0

       List of Subsidiaries      Filed Herewith

Exhibit 23.1

       Consent of J L Stephan Co., PC     Filed Herewith

Exhibit 27.0

       Financial Data Schedule      Filed Herewith

Notes Related to Exhibits Incorporated by Reference

(1)

Incorporated by reference from the Registrant's Registration Statement on Form S-18 No. 33-30760.

(2)

Incorporated by reference from the Registrant's Registration Statement on Form S-8, No. 33-89,650.

(3)

Incorporated by reference from the Registrant’s form 10-K filed for December 31, 1994.  (SEC File No.  0-18204)

(4)

Incorporated by reference from the Registrant’s Registration Statement on Form S-2, File No. 33-58753.

(5)

Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended September 30, 1995.  (SEC file No. 0-18204)

(6)

Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended June 30, 1997.  (SEC file No. 0-18204)

(7)

Incorporated by reference from the Registrant’s 10-K filed for December 31, 1997. (SEC file No. 0-18204)

(8)

Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended June 30, 1998.   (SEC file No. 0-18204)

(9)

Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (SEC file No. 0-18204)

(10)

Incorporated by reference from the Registrant’s Current Report on Form 8-K, Date of Report June 23, 1999 as filed with the SEC on July 8, 1999 (SEC File No. 0-18204)

(11)

Incorporated by reference from the Registrant’s 10-K filed for December 31, 1999. (SEC file No. 0-18204)

(12)

Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended June 30, 2000.   (SEC file No. 0-18204)

(13)

Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended September 30, 2000.   (SEC file No. 0-18204)

(1)

Incorporated by reference from the Registrant’s 10-K filed for December 31, 2000. (SEC file No. 0-18204)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ajay Sports, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Farmington Hills, Michigan on the 2nd day of December, 2004.

AJAY SPORTS, INC.

          By:  \s\Thomas W. Itin

  Thomas W. Itin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.

SIGNATURES

TITLE

DATE

             \s\Thomas W. Itin

    Director and Principal Executive Officer                  December 2, 2004

             Thomas W. Itin

                            Principal Executive Officer

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of Ajay Sports, Inc.

We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2001, 2000, and 1999.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc. and Subsidiaries as of December 31, 2001, 2000, and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The information on Schedule II is presented for purposes of complying with rules of the Securities and Exchange Commission and is not a required part of the basic financial statements.  This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.

 /s/ J L Stephan Co, PC

J L Stephan Co, PC

Traverse City, Michigan

December 31, 2003

AJAY SPORTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets As of December 31, 2001 and 2000 (in thousands, except share amounts)
		2001	2000
ASSETS
Current Assets
Cash		$ 107	$ 273
Accounts receivable, net of allow of $125 and $306, respectively		976	1,455
Investment in marketable securities		102	147
Inventories		1	2
Prepaid expenses and other		303	484
Total Current Assets		1,489	2,361
Fixed assets, net		79	13,100
Due to affiliates		31	436
Intangilbles, net		6,436	6,841
Deferred tax benefit		1,892	8,020
Total Assets		$ 9,927	$ 30,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable		$ 714	$ 773
Accrued expenses and other liabilities		847	787
Due to affiliates		-	3
Current portion of long-term debt		-	1,200
Note payable - Related Party		1,507	-
Note payable – Bank		6,453	-
Note payable – Other		1,380	-
Total current liabilities		10,901	2,763
Accrued expenses - non current		14	-
Notes payable to banks - long term		-	7,225
Notes payable - long term		-	7,700
Net liabilities of discontinued operations		8,741	7,088
Total liabilities		19,656	24,776
Minority interest in subsidiary		(140)	(45)
Stockholders' Equity
Preferred stock - 10,000,000 shares authorized Series B., $.01 par value, 12,500 shares outstanding at stated cost		1,250	1,250
Series C, $0.01 par value, 208, 439 shares outstanding at stated cost		2,084	2,179
Series D, $0.01 par value, 6,000,000 shares outstanding at stated cost		60	60
Common stock, $0.01 par value, 100,000,000 shares authorized, 4,257,163 shares outstanding		43	41
Additional paid-in capital		18,344	23,933
Accumulated deficit		(31,094)	(21,204)
Accumulated other comprehensive income		(276)	(232)
Total stockholders' equity		(9,589)	6,027
Total liabilities and stockholders' equity		$ 9,927	$ 30,758

The accompanying notes are an integral part of the consolidated financial statements F-2
AJAY SPORTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2001, 2000, and 199
(in thousands, except per share amounts)
	2001	2000	1999
Operating data:
Net sales	$ 3,202	$ 4,335	$ 1,587
Cost of sales	1	23	-
Gross profit	3,201	4,312	1,587
Selling, general and administrative expenses	3,139	3,299	1,141

Operating income	62	1,013	446
Non-operating income (expense)
Interest expense	(1,048)	(1,023)	(522)
Depreciation and amortization	(469)	(971)	(229)
Other, net	99	45	8
Total non-operating expense	(1,418)	(1,919)	(743)
Loss before minority interest and income taxes	(1,356)	(906)	(297)
Minority interest in (loss) of subsidiary	95	22	6
Loss before income taxes	(1,261)	(884)	(291)
Income tax benefit	(441)	(459)	(92)
Net loss before effect of change in Accounting principles	(820)	(425)	(199)
Net effect of change in accounting principles	(1,002)	-	-
Net loss from continuing operations	(1,822)	(425)	(199)
Discontinued Operations
Loss from operations of golf wholesale segment (net of income tax benefit of $0, $601, and $1,478 in 2000, 2000, and 1999)	-	(1,130)	(1,321)
Loss on disposal of golf wholesale segment (net of income tax expense of $7,278 in 2001 and benefit of $214 and $0 in 2000 and 1999)	(7,501)	(875)	-
Loss from operations of furniture wholesale segment disposed of (net of income tax expense of $95, in 2001 and benefit of $164 and $254 in 2000 and 1999)	(105)	(304)	(472)
Loss on disposal of furniture wholesale segment	(462)	-	-
Total loss from discontinued operations	(8,068)	(2,309)	(1,793)
Net loss	$ 9,890	$ 2,734	$ 1,992
Basic and diluted earnings per share (a)	$ (2.46)	$ (0.75)	$ (0.70)
Weighted average common shares outstanding	4,154	4,108	4,013
Net loss as reported above	$ (9,890)	$ (2,430)	$ (2,464)
Undeclared cumulative preferred dividends	341	341	341
Net loss applicable to common stock.	$ (10,231)	$ (3,075)	$ (2,805)
(computed by dividing net loss after deducting undeclared, cumulative preferred stock dividends, by the weighted average number of common shares outstanding)

The accompanying notes are an integral part of the accompanying financial statements. F-3

AJAY SPORTS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2001, 2000 and 1999

(In thousands, except shares).

	Preferred Stock		Common Stock		Add'l Paid-in	Accum.	Accum. Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance at December 31, 1998	6,276,677	$ 3,952	3,956,815	$ 40	$ 14,762	$ 16,006)	$ (7)	$ 2,741

Preferred stocked converted into common stock	(46,238)	(463)	134,276	1	738	-	-	276
COMPREHENSIVE INCOME	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,464)	-	(2,464)
Other comprehensive income (loss)	-	-	-	-	-	-	(24)	(24)
Balances at December 31, 1999	6,230,439	3,489	4,091,091	41	15,500	(1,547)	(31)	529
Issuance of common stock to pay debt	-	-	28,926	-	-	-	-	-
Exchange of common stock of subsidiary for land	-	-	-	-	6,500	-	-	6,500
Sales of common stock of subsidiaries	-	-	-	-	1,933	-	-	1,933
COMPREHENSIVE INCOME	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,734)	-	(2,734)
Other comprehensive income (loss)							(201)	(201)
Balances at December 31, 2000	6,230,439	3,489	4,120,017	41	23,933	(24,204)	(232)	6,027
Preferred stock converted into common stock	(9,500)	(95)	137,146	2	93	-	-	-
Cancellation of common stock of subsidiary	-	-	-	-	(6,500)	-	-	(6,500)
Sale of common stock of subsidiaries	-	-	-	-	818	-	-	818
COMPREHENSIVE INCOME	-	-	-	-	-	-	-	-
Net Loss						(9,890)		(9,890)
Other comprehensive income (loss)							(44)	(44)
Balances at December 31, 2001	6,220,939	$ 3,394	4,257,163	$ 43	$ 18,344	$ 31,094	$ 276	$ 9,589

The accompanying notes are an integral part of the consolidated financial statements

AJAY SPORTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2001, 2000, and 1999
(in thousands)
	2001	2000	1999
Cash flows from operating activities:
Net (loss) from continuing operations	($1,822)	($425)	($199)
Adjustments to reconcile change in unrestricted net
assets to net cash provided by operating activities:
(Gain) loss on dispositions of property and equipment		50	(7)
Depreciation and amortization	468	941	335
(Increase) decrease in deferred income tax benefit	(953)	(593)	(1,833)
Cumulative effect of change in accounting principles	1,542	-	-
Changes in operating assets and liabilities which	0
provided (used) cash:
(Increase) decrease in marketable securities	45	-	48
(Increase) decrease in accounts receivable, net	479	(803)	(1,358)
Decrease in inventories	1	14	1,711
(Increase) decrease in prepaid expenses	181	162	(694)
Increase(decrease) in accounts payable	(59)	-	2,818
Increase (decrease) in accrued expenses	60	502	719
Net cash provided by (used in) operating activities	(58)	(152)	1,540
Cash flows from investing activities:
Increase in development costs	0	(145)	-
Proceeds from sale of equipment	0	2	-
Acquisitions of property plant and equipment (net)	0	(23)	(262)
Net cash (used in) investing activities	0	(166)	(262)
Cash flows from financing activities:
Sales(Cancellation) of common stock by subsidiaries	1,622	1,933	-
Net increase in advances from affiliates	(402)	-	500
Net increase (decrease) in notes payable	(285)	-	306
Minority interest in subsidiary	(95)	46	300
Unrealized losses from securities	0	-	(24)
Net cash provided by (used in) financing activities
of continuing operations	840	1,979	1,082
Cash flows from discontinued operations:
Net cash provided by (used in) discontinued operations	(948)	(1,489)	(2,265)
Net increase (decrease) in cash	(166)	172	95
Cash at beginning of period	273	101	6
Cash at end of period	$107	$273	$101

The accompanying notes are an integral part of the consolidated financial statements.

AJAY SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its wholly-owned operating company subsidiaries, Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure"), Palm Springs Golf, Inc. (“Palm Springs”), Prestige Golf Corp. (“Prestige”), and majority-owned subsidiaries Pro Golf International, Inc. (“PGI”), Pro Golf of America, Inc. (“PGOA”), and ProGolf.com, Inc. (“PG.com”) collectively referred to herein as the "Company".  All significant intercompany balances and transactions have been eliminated.

DISCONTINUED OPERATIONS - The operations of Ajay, Leisure, Palm Springs, and Prestige were discontinued on June 2, 2000.  From that date through December 31, 2000 the companies in the golf wholesale segment (Ajay, Palm Springs, and Prestige) liquidated their remaining assets.  Leisure Life scaled back its operations in June 2000 and was put up for sale; no viable offers were received and the Company ceased operations during October 2001 and its operating assets were auctioned off on December 6, 2001.  The Balance Sheet for December 31, 2001 and 2000 reflects the excess of the liabilities over the assets of these subsidiaries.  The Statement of Operations has been restated for prior years in accordance with APB 30. As of December 31, 2001 the remaining assets of Leisure Life, Inc were written off.  As of December 31, 2000 the remaining assets and liabilities of the golf wholesale companies were written off.

REVENUE RECOGNITION – PGOA recognizes Initial Franchise Fee revenue when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchiser.  Royalty fees in most cases are a percentage of franchisees monthly gross receipts, as defined in the franchise agreement.   Leisure and the golf wholesale companies recognized revenue from sales of product when title to the product had passed, which was generally the date the product was shipped.

NATURE OF SIGNIFICANT INITIAL SERVICES – When a franchise is purchased from PGOA, the company agrees to perform certain services to the new franchisee.  Among the services provided by PGOA are assistance in lease negotiation, store layout, retail sales training, custom club fitting, and implementation of an accounting system, purchasing and pricing programs, and design of a customer service program.

CONCENTRATION OF CREDIT RISK – The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances maintained exceed $100,000.  Management feels that the risk of loss due to excess balances is minimal.

INVENTORIES - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation.  Fixed assets of the Company consist primarily machinery and office equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years. Land does not get depreciated.

GOODWILL  - The Company had recorded goodwill as a result of the 1995 acquisitions of Palm Springs and Korex.  The goodwill was being amortized over forty years and due to the discontinuance of the operations of Ajay in June 2000, was written off in full at that time.  Amortization expense related to the goodwill was $1,752,000 for the year ended December 31, 2000.

INTANGILBES – Intangibles  at December 31, 2001 and 2000 consists primarily of trademarks and brand names held by PGI.  Amortization expense is being deducted straight-line over the estimated useful lives of these assets. Amortization expense related to the other assets was $372,000 and $269,000 for the years ended December 31, 2001 and 2000, respectively.

Development costs are now being expensed as incurred according to generally accepted accounting principles.  The resulting cumulative effect of the change in accounting principle created a consolidated loss of $1,542,015 in 2001.

PRODUCT LIABILITY AND WARRANTY COSTS – Product liability exposure was insured with insurance premiums provided during the year.  Product warranty costs were based on experience and the Company attempted to match such costs with the related product sales.

INCOME TAXES – Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, using enacted statutory rates applicable to future years.

ADVERTISING – The Company’s policy is to expense production costs for advertising as of the date the commercials and marketing materials are initially utilized or are provided to franchisees for their use.  Prepaid advertising represents expenditures that, under this policy, are capitalized at period end and are expensed during a subsequent period as utilized.  Due to the seasonality of the Company’s business, advertising and marketing costs generally exceed revenue received from vendors and franchisees on an annual basis.  The Company incurred $207,132 and $661,115 of costs for advertising and the production of marketing materials during the years ended December 31, 2001 and 2000, respectively.

EMPLOYEE BONUS PLAN – The Company has a non-qualified bonus plan for certain employees.  Due to the seasonal nature of the Company’s business and the timing of revenue and expenses, on an interim basis, the Company expenses compensation related to the bonus as it is paid during the year.  The bonus is determined at the end of the fiscal year based on annual financial results.  No bonuses were given under the plan during the 2001 and 2000 fiscal years.

COMPENSATED ABSENCES – Employees of the Company are entitled to paid vacation and paid sick days off depending on job classification, length of service, and other factors.  It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements.  The company’s policy is to record the costs of compensated absences when actually paid to employees.

STATEMENT OF CASH FLOWS – The Company considers all bank accounts to be cash equivalents. The impact of changing foreign currencies on cash was not material.

USE OF ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

2.

RELATED PARTY TRANSACTIONS

The Company's related parties include the following:

First Equity Corporation ("First Equity") - First Equity is owned by a family member of the president, chief executive officer, director, and chairman of the Company.   First Equity made short-term working capital loans to Ajay during 1999, with interest at various market rates. The balance due on these loans at December 31, 2001 was $620,783, including accrued interest of $61,288.  A total of $50,000 was repaid during January 2001.

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

Williams Controls, Inc. ("Williams") - Williams had the same chairman as the Company, which individual is a major shareholder of each company.  Williams owns 686,274 shares of the Company’s common stock and 6,000,000 shares of Series D cumulative convertible preferred stock as of December 31, 2001, convertible into 3,333,333 shares of the Company’s common stock.

From July 11, 1997 through June 30, 1998 the Company and Williams shared a joint and several loan obligations. On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, N.A. (“Wells”) to separate its credit facility from that of Williams.  As a result of this transaction, the Company no longer has joint and several liability, cross collateral agreements or guarantees with Williams.  In connection with the restructuring of the Wells credit facility, the Company was advanced $2,000,000 additional funds by Williams in the form of a long-term note and marketable securities and Williams converted $5,000,000 of Company debt into a newly created series D cumulative convertible preferred stock.

The Company’s interest expense accrued to Williams was $707,099, $452,127 and $251,545 for the years ended December 31, 2001, 2000 and 1999 respectively.  During 1999, $62,900 of the interest accrual was actually paid. (See Note 4).

The Company received 166,719 shares of Williams as part of the restructuring agreement with Williams dated June 30, 1998.  The remaining 156,719 shares have been pledged to Wells Fargo as collateral for the Company’s loans.  The common stock is classified as marketable securities – available for sale and is valued at $.65 per share, which is the last trade for 2001.

Due to poor cash flow, the Company had been unable to make any principal or interest payments to Williams on this loan since 1999 and was in default on its obligations to Williams.  In December 2001, Williams filed suit against Ajay and the guarantor, Thomas W. Itin, for amounts Williams alleged it was owed under the loan agreement.  In November 2002, the lawsuit was settled and Mr. Itin acquired most of Williams position in the loans and also all of the Ajay common and preferred stock and stock rights that Williams owned, subject to certain provisions contained in the settlement agreement.

1001 Woodward, Inc. (“Woodward”) – In July of 2001, PGI obtained a loan of $1,440,000 from Woodward Partners.  Proceeds of this loan were used to pay loan principle on PGI’s bank loan with Comerica.  Ajay Sports, Inc. and PGoA guarantee the loan.  The chairman of both Ajay Sports and PGoA is a shareholder in 1001 Woodward, Inc. No principle payments were made on the loan in 2001 and at December 31, 2001 PGI owed an additional $65,586 in accrued interest.

During 2001, the Company’s subsidiary PGI issued 300,000, 214,286, and 107,143 shares of PG.com common stock from its holdings in PG.com to Enercorp, Inc. LBO Capital, and CompuSonics Video Corporation, respectively, at a value of $.60 per share in consideration of converting debt and accrued interest into equity.  This reduced the paid in capital of PGI in the amount of $372,857.

During 1999, the Company had borrowings from affiliated parties, in addition to those mentioned above, to finance its acquisition of PGOA and PG.com.  These borrowings totaled $450,000, with interest at an annual rate of 10%.  In February 2000, these borrowings (and accrued interest totaling $30,000) were converted into 8,000 shares of PGI common stock at $60 per share.

3.

INVENTORIES

Inventories of continuing operations consisted of the following (in thousands):

	December 31,
	2001	2000
Raw materials	$ -0-	$ -0-
Work-in-progress	-0-	-0-
Finished goods	1	2

Total	$1	$2

Additionally, at December 31, 2000 the Company’s furniture business had inventory totaling $211,000, consisting of $55,000 in raw materials, $68,000 of work in process, and $88,000 of finished goods.

4.

DEBT

On December 31, 2001 the Company’s debt for continuing operations was $10,901,000 owed to a bank, affiliates and others.  This compares to $17,688,000 for December 31, 2000.  The decrease from 2000 is principally due to principal payments being made on the loan from the bank and the debt related to the Birch Run property being written off when the stock transaction was cancelled.

The Company has a note payable to Henry Hooker in the amount of $530,000 date June 22, 1999.  The note has an annual interest rate of 10% with interest to be paid quarterly.  The note was due July 31, 2000.  Accrued interest on the note was $26,500 and $79,500 for the current and prior years ended December 31 respectively.

The Company has a note payable to Bradford Hooker in the amount of $335,000 dated June 22, 19999.  The note has an annual interest rate of 10% with interest to be paid quarterly.  The note was due July 31, 2000.  Accrued interest on the note was $16,750 and $50,250 for the current and prior years ended December respectively.

The Company has a note payable to Timothy Hooker in the amount of $335,000 dated June 22, 1999.  The note has an annual interest rate of 10% with interest to be paid quarterly.  The note was due July 31, 2000.  Accrued interest on the note was $16,750 and $50,250   for the current and prior years ended December 31 respectively.

In July of 2001, PGI obtained a loan of $1,440,000 from Woodward Partners.  Proceeds of this loan were used to pay loan principle on PGI’s bank loan with Comerica.  Ajay Sports, Inc. and PGoA guarantee the loan.  The chairman of both Ajay Sports and PGoA is a shareholder in 1001 Woodward, Inc.  No principle payments were made on the loan in 2001 and at December 31, 2001, PGI owed an additional $65,586 in accrued interest.

From July 11, 1997 until June 30, 1998 the Company shared in a combined credit agreement with Williams\ (the “Joint Loan”).    As of June 30, 1998 the Company restructured its credit facility with Wells to separate from the joint and several credit facility with Williams. This credit facility eliminated cross collateral and guarantee agreements involving the Company and Williams.  The revolving loan facility allowed the Company to borrow up to the lesser of $9,500,000 or the Borrowing Base.  The Borrowing Base consisted of a formula including certain eligible receivables, inventories and letters of credit at rates established by Wells.

The proceeds from the Joint Loan were used to repay the Company’s and Williams then outstanding loans from the previous lender, U. S. Bank, except for a bridge loan in the total amount of $2,140,000 to the Company by U. S. Bank.  This bridge loan is to be repaid from the sale of assets and/or excess cash flows of Williams and/or the Company, and is guaranteed up to $1,000,000 by the Company’s president. The balance owed on this bridge loan at December 31, 2000 is $1,315,000.    In connection with the 1998 credit facility restructuring, the Company was advanced $2,000,000 of additional funds by Williams and Williams converted $5,000,000 of company debt into preferred stock.  (See Note 14.)

At December 31, 2001 the Company was liable to Comerica Bank in the amount of $6,453,000 on a master-revolving note entered into to effect the acquisition of Pro Golf of America, Inc. and ProGolf.com, Inc.  The note had been extended through April 30, 2005 under a forbearance agreement.  The Company anticipates refinancing this loan into an amortizing long-term loan during the first half of 2005.  (See Note 14.)

The Company’s Bank borrowings for continuing operations consisted of the following (dollars in thousands):

	December 31,
Revolving credit facility:	2001	2000
Master revolving note:
Balance	$6,453	$8,425
Weighted average interest rate	11.4%	10.4%
Average amount outstanding
during the period	$7,303	$8,425

Debt payments for continuing operations are estimated to be as scheduled (dollars in thousands):

2002	$11,425
2003	$0
2005	$0
2006	$0
2007 and thereafter	$0

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

5.

INCOME TAXES

As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992.  There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.  The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):

	December 31,
	2001	2000	1999
Statutory tax expense (benefit)	($441)	($1,438)	($1,833)
Utilization of net operating
loss carryforward	0	0	0
Loss producing no current
tax benefit	0	0	0
	$ (441)	$ (1,438)	$ (1,833)

The components of the net deferred tax asset/liability were as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets
Accrued expenses	$0	$0
Reserves	0	48
Amortization	397	156
NOL carryforward	8,225	7,910
Valuation allowance	(6,730)	0
Subtotal	1,892	8,114
Deferred tax liability, principally depreciation	0	(94)
Net	$1,892	$8,020

At December 31, 2001, the Company assessed its past earnings history and trends, budgeted sales, and expiration dates of carry forwards and has determined that it is not likely that that a majority of its deferred tax assets will not be realized.  The change versus 2000 is principally due to the discontinuance of the Company’s wholesale golf segment and leisure furniture segments, the outsourcing of the fulfillment for PG.com, and the Company’s inability to raise capital for its expansion plans.

The Company had net operating loss carry forwards for Federal tax purposes of approximately $23,500,000 at December 31, 2001, which expire in varying amounts in the years 2006 through 2021. Substantial operating loss carry forwards are available to offset future state taxable income of the Company, which expire in varying amounts in the years 2006 through 2020.  Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

6.

STOCKHOLDERS' EQUITY

(a)

Preferred Stock

The Company has 12,500 shares of Preferred Series B stock outstanding, with a conversion rate as of December 31, 2001 of 92.5926 common shares for each share of preferred stock.

In July 1995 the Company sold 325,000 shares of Series C 10% cumulative convertible preferred stock and 325,000 warrants in a registered public offering.  The Series C preferred stock is convertible into shares of the Company’s common stock at a conversion rate of 2.42424 common shares for each share of preferred stock.  Cumulative dividends are payable on the Series C preferred stock at an annual rate of $1.00 per share.  The warrants are redeemable by the Company at $0.05 per warrant under certain conditions.  The terms of these warrants are identical to the Company’s publicly held warrants to purchase common stock.   In 1995 the Company used the $2.8 million of net proceeds for inventory and accounts receivable financing and to acquire certain assets of Korex and Palm Springs.

At December 31, 2001, 2000, and 1999, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,306,575, $1,206,575 and $1,106,575 respectively.   Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996.  No dividends were declared or paid for 2001, 2000, or 1999.  At December 31, 2001, 2000 and 1999, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $1,300,352, $1,058,292, and $817,232.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

(b)

Stock issued to officers

The Company has a stock incentive plan for officers of the Company, under which up to 150,000 shares of the Company's stock may be granted annually.   As of April 18, 2003, no stock has been issued to officers under this plan in 2001, 2000, or 1999.

(c)

Warrants and Options

A summary of activity related to warrants and options to purchase Company common stock is as follows:

	Warrants and Options (i)	Price Per Share (i)
Balance, January 1, 1999	$2,628,150	$1.08 - $6.00
Issued to Employees	50,000	1.00
Expired	(83,334)	2.40 - 4.25
Balance, December 31, 1999	2,594,816	1.00 - 6.00
Issued to Employees	100,000	1.00
Expired	(1,864,313)	1.08 - 2.40

Balance, December 31, 2000	830,503	1.00 - 6.00
Expired	(100,000)	1.00
Balance, December 31, 2001	$730,503	$1.00 - $6.00

All options were adjusted for the effect of a 1:6 reverse common stock split effective August 14, 1998.

7.

LEASES

Future aggregate minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

2002	$120,000
2003	167,250
2004 and thereafter	0

$287,250

Total rental expense of the Pro Golf operating companies under operating leases was $120,000 and $122,216 for the years ended December 31, 2001 and 2000, respectively.  The Company has negotiated a month-to-month lease agreement that began on April 1, 2003 and contains minimum monthly payments of $13,937.

8.

NET (LOSS) PER COMMON SHARE

Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends in 2001 ($341,000), 2000 ($341,000), and 1999 ($341,000), by the weighted average number of common shares outstanding.   No exercise of outstanding warrants was assumed in 2001, 2000, or 1999, since any exercise of warrants would be anti-dilutive.

SFAS No. 128, “Earnings Per Share”, became effective for fiscal years ending after December 15, 1997. This statement replaces the presentation of primary earnings per share (“EPS”) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computations to the numerator and denominator of the diluted EPS computation.   Basic EPS excludes dilution.   Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity.

 9.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid by the Pro Golf operating companies for interest was $870,024 and $964,242 for the years ended December 31, 2001 and 2000, respectively.

Non cash financing and investing transactions were as follows:

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

In July 2000, the Company, through its subsidiaries PGI and PGOA, acquired golf real estate in Birch

Run, Michigan and vacant land in Vero Beach, Florida in exchange for 108,334 shares of common stock of its Pro Golf International, Inc. subsidiary. The estimated fair market value of the property acquired was $13,000,000 less related debt of $6,500,000.  In 2001, the stock issue was cancelled and the related property and debt were written off. The Birch Run property was taken through a foreclosure sale in October 2002. No liability to Ajay is expected in excess of the value of the property surrendered.

10.

COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims in the normal course of business which management intends to vigorously contest.   The outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position or results of operations.   (See Notes 4 and 9).

11.

ACQUISITIONS

In June 1999, Ajay, through a newly formed majority owned subsidiary (PGI) acquired 100% of the outstanding ownership interests of PGOA and PG.com.  This acquisition was accounted for using the purchase method of accounting.  The results of operations of the acquired companies have been included in Ajay’s consolidated financial statements from the date of acquisition.  Intercompany accounts and transactions between the acquired companies and Ajay have been eliminated.

The acquisition price of $10,500,000 was paid in cash and financed through borrowings with a bank ($8,500,000) affiliated companies ($870,000) and private individuals ($1,200,000).   The portion of the purchase price in excess of net book value was allocated to “Trademarks” and, net of the related income tax benefit and related trademark amortization, is shown in the consolidated balance sheet with “Intangibles”.

12.

DISCONTINUED OPERATIONS

In June 2000, the Company decided on a plan of liquidation for its Ajay, Palm Springs, Prestige, and Leisure Life subsidiaries.  The operations of Ajay, Palm Springs, and Prestige (the “golf wholesale segment”) ceased on August 31, 2000, at which time substantially all of the operating assets were liquidated.  PGOA loaned funds to Prestige so that certain liabilities to golf vendors could be paid.   Leisure Life (the “furniture segment”) reduced its operating expenses and its assets were listed with a broker for sale.  The furniture segment was liquidated with all of its operating assets being sold at auction on December 6, 2001. These companies had been incurring substantial losses during recent years and experiencing negative cash flows.  The results of these segments have been reported separately as discontinued operations in the Statements of Operations. Prior year operating results for 1999 have been restated to present the operations of the golf wholesale segment and the leisure furniture segment as discontinued operations.

The net assets and liabilities of the discontinued operations have been recorded at net realizable value under the caption “Net liabilities of discontinued operations” in the accompanying Balance Sheet at December 31, 2001 and consist of the following (in thousands):

Accounts payable	$ 751
Loans payable	7,990

Net liabilities of discontinued operations	$ 8,741

Sales of the golf wholesale segment (Ajay, Palm Springs, and Prestige) were $3.2 million and $6.8 million for 2000 and 1999 respectively.  Sales of Leisure Life were $3.8 million, $4.3 million, and $4.8 million for 2001, 2000, and 1999, respectively.

13.

NEW ACCOUNTING PRONOUNCEMENTS

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

14.

SUBSEQUENT EVENTS

An endorsement agreement between Gary Player Group, Inc. (“GPG”) and PGOA was terminated as of January 12, 2001.  Litigation is currently pending in this matter with the Gary Player Group demanding $172,500 for the remainder of the endorsement agreement.  Management has filed a counter complaint for money damages and maintains any further amount due related to the agreement is unlikely and feels no need to establish a contingent liability.  The suit was settled in 2003 and PGOA paid the Gary Player Group $22,500.

The loan forbearance on PGI’s master revolving note with Comerica Bank agreement expired on May 31, 2002.  PGI is working under a forbearance agreement that expires on April 30, 2005 and anticipates refinancing this loan into a long-term amortizing loan during the first half of 2005.

The Company has a five-year employment agreement that commenced January 1, 1999 with Thomas Itin to act as its Chief Executive Officer.  The agreement allows for an annual salary of $250,000 from the date of commencement plus bonuses as determined by the board of directors as well as stock options and other benefits.  Mr. Itin has waived his salary through December 31, 2002 although the agreement contains a “due upon termination” clause that calls for payment of all salary to the date of termination.  At December 31, 2003 the amount of salary waived was $1,130,500.  The Company, in its subsidiary PGoA, began paying Mr. Itin an annual salary of $120,000 on January 1, 2003.

In a settlement agreement between Williams Controls, Inc., Ajay, and Thomas W. Itin that was entered into in November 2002, Itin released Williams for amounts owed to him in his capacity as Williams former CEO and Chairman in exchange for all but $2,500,000 of Ajay’s debt owed Williams.  In addition, Itin received all of the Ajay common and preferred stock owned by Williams, and the lawsuits between the parties were dismissed.

In February 2003, the Company negotiated a settlement with Orlimar Golf Company on a dispute over amounts allegedly owed to Orlimar by Ajay’s subsidiary Prestige Golf.  The settlement calls for 36 monthly payments of $2,000 and for Orlimar to participate at no additional cost in PGoA’s national advertising for one year.

In January 2004, the Company terminated an employee.  The employee is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels the employee’s claim is without merit and has filed a counter-suite against the former employee.  The case is in the discovery state and proceeding.

PG.com launched its website, www.progolf.com, on February 4, 2002.

In 2002, Comerica Bank declared PGI in default on its loan.  Comerica continues to forbear while Management seeks new debt or equity financing.  The Company has also held discussions with investment bakers and others relating to a possible sale of all or part of its main operating company, PGoA.

EXHIBIT   21

LIST OF SUBSIDIARIES

SUBSIDIARIES

STATE OF INCORPORATION

    Pro Golf International, Inc.

Delaware

    Pro Golf of America, Inc.

Michigan

    ProGolf.com, Inc.

Delaware

    Pro Golf Worldwide, Inc.

Delaware

    Ajay Leisure Products, Inc.

Delaware

    Leisure Life, Inc.

Tennessee

    Palm Springs Golf, Inc.

Colorado

    Prestige Golf Corp.

Delaware

    Pro Golf Domes, Inc.

Michigan

EXHIBIT 23.1

J L Stephan Co PC

Certified Public Accountants

862 East Eighth Street

Traverse City, Michigan 49686

INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in the Registration Statement of Ajay Sports, Inc. and Subsidiaries on Form S-8 of our report dated April 30, 2001 appearing in this Annual Report on Form 10-K of Ajay Sports, Inc. and Subsidiaries for the years ended December 31, 2001, 2000 and 1999.

/s/ J L Stephan Co P.C.

- --------------------

J L Stephan Co P.C.

Traverse City, Michigan

December 31, 2003

EXHIBIT 27

<NAME>

Ajay Sports, Inc.

<MULTIPLIER>

1,000

<CURRENCY>

US Dollar


<PERIOD-TYPE>

12-MOS

<FISCAL-YEAR-END>

DEC-31-2001

<PERIOD-START>

JAN-01-2001

<PERIOD-END>

DEC-31-2001

<EXCHANGE-RATE>

1

<CASH>

<SECURITIES>

0

<RECEIVABLES>

1,515

<ALLOWANCES>

508

<INVENTORY>

1

<CURRENT-ASSETS>

1,400

<PP&E>

314

<DEPRECIATION>

<TOTAL-ASSETS>

6,907

<CURRENT-LIABILITIES>

2,624

<BONDS>

0

<PREFERRED-MANDATORY>

2,084

<PREFERRED>

1,250

<COMMON>

43

<OTHER-SE>

(15,682)

<TOTAL-LIABILITY-AND-EQUITY>

6,907

<SALES>

3,203

<TOTAL-REVENUES>

3,203

<CGS>

1

<TOTAL-COSTS>

3,045

<OTHER-EXPENSES>

<LOSS-PROVISION>

0

<INTEREST-EXPENSE>

(1,056)

<INCOME-PRETAX>

(1,188)

<INCOME-TAX>

<EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES>

(1,542)

<INCOME-CONTINUING>

(2,314)

<DISCONTINUED>

(9,359)

<EXTRAORDINARY>

0

<CHANGES>

0

<NET-INCOME>

(11,673)

<EPS-BASIC>

(2.89)

<EPS-DILUTED>

(2.89)



</TEXT>

</DOCUMENT>

</SEC-DOCUMENT>

-----END PRIVACY-ENHANCED MESSAGE-----

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,
AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-KSB for the year ended July 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer and Chief Financial Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

A.

The Report referenced above has been read and reviewed by the undersigned.

B.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange  Act  of  1934.

C.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

D.

Based upon my knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

E.

Based upon my knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Registrant as of, and for, the periods presented in the Report.

I acknowledge that the Chief Executive Officer and Chief Financial Officer:

A.

are responsible for establishing and maintaining "disclosure controls and procedures" for the Registrant;

B.

have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

C.

have evaluated the effectiveness of the Registrant's disclosure controls and procedures within 90 days of the date of the Report; and

D.

have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

E.

the Registrant (or persons fulfilling the equivalent function):

(i)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial  data and have identified for the Registrant's auditors any material weaknesses in internal controls;

(ii)

and any fraud, whether or not material, that involves management or other employees  who have a significant role in the issuer's internal controls; and

F.

have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to  the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brian Donnelly

------------------------------------------

Chief  Operating  Officer  and

President

Dated: November 12, 2004

/s/ Thomas W. Itin

------------------------------------------

Chief Executive Officer

Dated: November 12, 2004