Form 10QSB
period 2002-03-31
AJAY SPORTS INC
filed 2004-12-15
CIK 854858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 0-18204

Ajay Sports, Inc

Delaware	39-1644025
State or Other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

32751 Middlebelt Road, Farmington Hills, MI 48334

(248) 851-5651

(Address, including zip code, and telephone number, including area code, or principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No____

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the report.  Yes____ No X

The number of shares outstanding of the Registrant’s $.01 par value common stock at December 1, 2004 was 4,257163.

AJAY SPORTS, INC.

Table of Contents

PART I. FINANCIAL INFORMATION
Part 1. Financial Statements
Consolidated Condensed Balance Sheets – Unaudited
Consolidated Condensed Statement of Operations – Unaudited
Consolidated Condensed Statement of Cash Flows – Unaudited
Notes to Consolidated Condensed Financial Statements – Unaudited
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K
Exhibit Section 302 and 906 Compliance

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash………………………………………………………………….	$ 35	$ 107
Accounts receivable, net………………………………….	847	976
Investment in marketable securities………………	90	102
Inventories……………………………………………………….	1	1
Prepaid expenses and other current assets……	283	303
Total current assets………………………………….	1,256	1,489
Fixed assets, net………………………………………………	79	79
Due to affiliates………………………………………………..	40	31
Intangibles, net………………………………………………..	6,653	6,436
Deferred tax benefit…………………………………………	2,051	1,892
	$ 10,079	$ 9,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable……………………………………………	$ 720	$ 714
Accrued expenses and other liabilities……………	858	847
Note payable – related party…………………………..	1,522	1,507
Note payable – bank………………………………………..	6,353	6,453
Note payable – other………………………………………	1,758	1,380
Total current liabilities………………………………	11,211	10,901
Long-term liabilities
Accrued expenses – non-current…………………….	14	14
Net liabilities of discontinued operations…………	8,741	8,741
Minority interest in subsidiary……………………………….	128	(140)

Shareholders’ Equity
Preferred Stock – 10,000,000 shares authorized…………………………………………………………	1,250	1,250
Series C, $.01 par value, 208, 439 shares outstanding at stated cost……………………………….	2,084	2,084
Series D, $.01 par value, 6,000,000 shares outstanding at stated cost……………………………….	60	60
Common stock, $.01 par value, 100,000,000 shares authorized…………………………………………….	43	43
Additional paid-in capital…………………………………	18,344	18,344
Accumulated deficit…………………………………………	(31,508)	(31,094)
Accumulated other comprehensive income…….	(288)	(276)
Total shareholders’ equity…………………………	(10,015)	(9,589)
	$ 10,079	$ 9,927

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales…………………………………………………………………………..	$ 463	$ 575
Cost of sales…………………………………………………………………….	14	0
Gross profit………………………………………………………………..	449	575

Selling, general and administrative expense………………….	557	621
Operating income…………………………………………………………….	(108)	(46)
Non-operating expenses
Interest expense, net…………………………………………………	396	277
Other, net……………………………………………………………………	89	160
Total non-operating expenses…………………………………………	485	437
Loss before minority interest and income taxes…………….	(593)	(483)
Minority interest in income (loss) of subsidiary……………..	19	(61)
Loss before income taxes………………………………………………..	(574)	(422)
Income tax benefit…………………………………………………………..	(160)	(148)
Net loss from continuing operations……………………………….	(414)	(274)
Discontinued operations
Loss on disposal of golf wholesale segment (net of income tax benefit of $54)………………………………………..	0	(140)
Gain from operations of furniture operations to be disposed of (net of income tax expense of $125)……	0	232
Total gain from discontinued operations…….............	0	92
Net loss…………………………………………………………………………….	$ (414)	$ (182)

Earnings (loss) per share – primary and fully diluted
Income (loss) from continuing operations………………………	$ (.04)	$ (.09)
Income (loss) from discontinued operations………………….	$ (.00)	$ (.03)

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March, 31
	2002	2001
Cash Flows from operating activities:
Net loss	$ (414)	$ (1,822)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	97	468
Changes in assets and liabilities
Decrease in marketable securities Trade accounts receivable, net Decrease in inventories	0 128 0	45 479 1
Prepaid expenses and other current assets	20	181
Trade accounts payable Deferred tax benefits	6 (159)	(59) (953)
Cumulative effect of change in accounting principles Accrued expenses	11	1,542 60
Net cash used in operating activities	(311)	(58)

Cash flows from financing activities
Net change in notes payable	293	(285)
Sales of common stock in subsidiary	0	1,622
Minority interest in loss of subsidiary	268	(95)
Net cash provided by (used in) financing activities of continuing operations	561	1,242

Cash flows from investing activities
Increase in intangibles	(313)	0
Increase in due to affiliates	(9)	(402)
Net cash used in investing activities Cash flows from discontinued operations	(322)	(402)
Cash used in operations	0	(948)

Net increase (decrease) in cash	(72)	(166)
Cash at beginning of period	107	273
Cash at end of period	$ 35	$ 107

The accompanying notes are an integral part of these consolidated condensed unaudited financial statements

AJAY SPORTS, INC.

Notes to consolidated condensed unaudited Financial Statements

1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by Ajay Sports, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on From 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.  These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates and assumptions.

2. Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed for financial reporting purposes on a straight-line and accelerated methods over the estimated useful life of the asset.

3.  Marketable Securities

The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings.

4.  Commitments and Contingencies

In January 2004, an n employee/officer of the Company, who was serving at will, was terminated from employment.  The employee/officer is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels the employee/officer’s claim is without merit and has filed a counter-suit against the form employee/officer.  The case is in the discovery state and proceeding.  During the discovery stages, management learned that this former employee/officer was directly or indirectly receiving monetary compensation for using specific vendors.  Management has required that the former employee/officer provide details of all such transactions in order to properly report such transactions.  As a result of this discovery, management has evaluated the benefit of all vendor relationships, no matter how immaterial to the operations, and upon receipt of the facts, will properly report its findings.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in the report.

Allowance for Doubtful Accounts

The Company estimates an allowance for uncollectible accounts resulting from the failure of its customers to satisfy their obligations.  This estimate is based upon management’s historical experience, the joint agreement of management and the collections staff, the financial condition of the customer, or immediately if a customer declares bankruptcy.

Concentrations of Credit Risk

For cash management purposes, the company concentrates its cash holdings in at a single financial institution.  The balance in these accounts may exceed the federally insured limit of $100,000 by the Federal Deposit Insurance Corporation in case of bank failure.

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

Results of Operations

Net sales for the three months ended March 31, 2002 decreased approximately 19% as compared to the same period in the prior year.  This decrease in net sales in mainly attributable to the disposition of the Company’s non-performing golf wholesale segment.  Also, as the result of the terrorism on September 11, 2001 there was a global softness in the economy.

Selling, general and administrative expenses decreased by approximately 10% due to the aforementioned disposition of the Company’s non-performing golf wholesale segment.

Cost of sales increased to approximately $14,000 for the quarter ended March 31, 2002 as the Company focused on growing its internet sales website.

Liquidity

The Company’s liquidity varies with the seasonality of its business, which, in turn, influences its financing requirements.  The seasonal nature of the Company’s royalty revenue creates fluctuating cash flow.  The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt.  The Company has also relied on cash generated from private placements of stock in PGI and PG.Com to fund its operations, including the further development of the website and future expansion of Pro Golf.

The Company’s primary focus for 2004-2005 will be to help its Pro Golf Discount storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand internationally by negotiating master licensing agreements in foreign countries, to permit others to use its name in various geographic locations, for upfront licensing fees and/or ongoing licensing and royalty payments.  The Company is also planning to open a minimum of one Company owned retail store as funds become available.

Foreign Currency Risk

The Company conducts business globally in three currencies.  Currently, international royalty revenue accounts for approximately 10% of the Company’s total revenue.  These transactions expose the Company to fluctuations in currency exchange rates relative to the United States dollar.  Historically, the Company has been favorably impacted by the effects of fluctuation in currency exchange rates.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, management concludes that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Commission.  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.  Since there were no significant deficiencies or material weaknesses identified in the Company’s internal controls, the Company did not take any corrective actions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings that are normal to its businesses.  As a result of its tight cash flow, the Company is late on payments due to several of its vendors and is involved in collection actions against and may face additional actions of this type.  The Company believes that none of this litigation is likely to have a material adverse effect on its financial condition or operations.  Based on historical experience, the Company believes its liability insurance cover is adequate.

In January 2004, an n employee/officer of the Company, who was serving at will, was terminated from employment.  The employee/officer is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels the employee/officer’s claim is without merit and has filed a counter-suit against the form employee/officer.  The case is in the discovery state and proceeding.  During the discovery stages, management learned that this former employee/officer was directly or indirectly receiving monetary compensation for using specific vendors.  Management has required that the former employee/officer provide details of all such transactions in order to properly report such transactions.  As a result of this discovery, management has evaluated the benefit of all vendor relationships, no matter how immaterial to the operations, and upon receipt of the facts, will properly report its findings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

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

I acknowledge that the Chief Executive Officer and Chief Operating Officer:

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