Form 10QSB/A
period 2002-03-31
AJAY SPORTS INC
filed 2004-12-22
CIK 854858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 0-18204

Ajay Sports, Inc

Delaware	39-1644025
State or Other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

32751 Middlebelt Road, Farmington Hills, MI 48334

(248) 851-5651

(Address includes the zip code, area code and telephone number of the principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the report.

Yes [ ]   No [X]

The number of shares outstanding of the Registrant’s $.01 par value common stock at December 1, 2004 was 4,257,163.

#

AJAY SPORTS, INC.

Table of Contents

PART I. FINANCIAL INFORMATION Page
Item 1. Financial Statements 3-7
Consolidated Balance Sheets – Unaudited 3
Consolidated Statement of Operations – Unaudited 4
Consolidated Statement of Cash Flows – Unaudited 5
Notes to Consolidated Financial Statements – Unaudited 6-8
Item 2. Management’s Discussion and Analysis or Plan of Operations 7-8
Item 3. Controls and Procedures 8 PART II. OTHER INFORMATION 8
Item 3. Controls and Procedures 8 PART II. OTHER INFORMATION 8

  Item 1. Legal Proceedings                                                                                                  8

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                      8

  Item 3. Defaults upon Securities                                                                                         8

  Item 4. Submission of Matters to a Vote of Security Holders                                                  8

SIGNATURES                                                                                                                       9

Exhibit Section 302 and 906 Compliance 10-11

#

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash………………………………………………………………….	$ 35	$ 107
Accounts receivable, net………………………………….	847	976
Investment in marketable securities………………	90	102
Inventories……………………………………………………….	1	1
Prepaid expenses and other current assets……	283	303
Total current assets………………………………….	1,256	1,489
Fixed assets, net………………………………………………	79	79
Due to affiliates………………………………………………..	40	31
Intangibles, net………………………………………………..	6,365	6,436
Deferred tax benefit…………………………………………	2,051	1,892
	$ 9,791	$ 9,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable……………………………………………	$ 722	$ 714
Accrued expenses and other liabilities……………	858	847
Note payable – related party…………………………..	1,754	1,507
Note payable – bank………………………………………..	6,353	6,453
Note payable – other………………………………………	1,410	1,380
Total current liabilities………………………………	11,097	10,901
Long-term liabilities
Accrued expenses – non-current…………………….	14	14
Net liabilities of discontinued operations…………	8,854	8,741
Minority interest in subsidiary……………………………….	8,868 (152)	8,755 (140)

Shareholders’ Equity
Preferred Stock – 10,000,000 shares authorized Series B., $.01 par value, 12,500 shares outstanding at stated cost……………………….	1,250	1,250
Series C, $.01 par value, 208, 439 shares outstanding at stated cost……………………………….	2,084	2,084
Series D, $.01 par value, 6,000,000 shares outstanding at stated cost……………………………….	60	60
Common stock, $.01 par value, 100,000,000 shares authorized 4,257,163 shares outstanding…………………………………………………….	43	43
Additional paid-in capital…………………………………	18,344	18,344
Accumulated deficit…………………………………………	(31,515)	(31,094)
Accumulated other comprehensive income…….	(288)	(276)
Total shareholders’ equity…………………………	(10,022)	(9,589)
	$ 9,791	$ 9,927

The accompanying notes are an integral part of these consolidated unaudited financial statements.

#

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales…………………………………………………………………………..	$ 463	$ 575
Cost of sales…………………………………………………………………….	14	0
Gross profit………………………………………………………………..	449	575

Selling, general and administrative expense………………….	557	621
Operating income…………………………………………………………….	(108)	(46)
Non-operating expenses
Interest expense, net…………………………………………………	259	277
Other, net……………………………………………………………………	89	160
Total non-operating expenses…………………………………………	348	437
Loss before minority interest and income taxes…………….	(456)	(483)
Minority interest in income (loss) of subsidiary……………..	(12)	(61)
Loss before income taxes………………………………………………..	(444)	(422)
Income tax benefit…………………………………………………………..	(160)	(148)
Net loss from continuing operations……………………………….	(284)	(274)
Discontinued operations
Loss on disposal of golf wholesale segment (net of income tax benefit of $54)……………………………………….. Interest Expense	0 (137)	(140) 0
Gain from operations of furniture operations to be disposed of (net of income tax expense of $125)……	0	232
Total gain from discontinued operations…….............	137	92
Net loss…………………………………………………………………………….	$ (421)	$ (182)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

#

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March, 31
	2002	2001
Cash Flows from operating activities:
Net loss	$ (421)	$ (1,822)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	71	468
Changes in assets and liabilities
Decrease in marketable securities Trade accounts receivable, net Decrease in inventories	12 129 0	45 479 1
Prepaid expenses and other current assets	8	181
Trade accounts payable Deferred tax benefits	8 (159)	(59) (953)
Cumulative effect of change in accounting principles Accrued expenses	11	1,542 60
Net cash used in operating activities	(341)	(58)

Cash flows from financing activities
Net change in notes payable	177	(285)
Sales of common stock in subsidiary	0	1,622
Minority interest in loss of subsidiary	(12)	(95)
Net cash provided by (used in) financing activities of continuing operations	165	1,242

Cash flows from investing activities
Increase in due to affiliates	(9)	(402)
Net cash used in investing activities Cash flows from discontinued operations	(9)	(402)
Cash used in operations	113	(948)

Net increase (decrease) in cash	(72)	(166)
Cash at beginning of period	107	273
Cash at end of period	$ 35	$ 107

The accompanying notes are an integral part of these consolidated unaudited financial statements

#

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

AJAY SPORTS, INC.

Notes to consolidated condensed unaudited Financial Statements

1.

 The Company

Ajay Sports, Inc. (the "Company”) owns Pro Golf of America, Inc., the world’s largest franchiser of  “golf only” retail stores, with over 123 stores in the United States, Canada and Europe.  The Company operates the franchise segment of its business through Pro Golf International, Inc. (“PGI”), a majority-owned subsidiary, which was formed during 1999 and owns 100% of the outstanding stock of Pro Golf of America, Inc. (“PGOA” or “Pro Golf”) and a majority of the stock of ProGolf.com, Inc. (“PG.com”). PGOA is the franchiser of Pro Golf Discount® retail golf stores (“PGD stores”).  ProGolf.com is a company formed to help drive traffic to its franchisee stores and to sell golf equipment and other golf-related and sporting goods products and services over the Internet.

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

2. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by Ajay Sports, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.  These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

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

3. Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed for financial reporting purposes on straight-line and accelerated methods over the estimated useful life of the asset.

4.  Marketable Securities

The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Traded securities are carried at quoted fair value, with unrealized gains and losses included in earnings.

5.  Commitments and Contingencies

In January 2004, an employee/officer of the Company, who was serving at will, was terminated from employment.  The employee/officer is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels the employee/officer’s claim is without merit and has filed a counter-suit against the former employee/officer.  The case is in the discovery state and proceeding.  During the discovery stages, management learned that this former employee/officer was directly or indirectly receiving monetary compensation for using specific vendors.  Management has required that the former employee/officer provide details of all such transactions in order to properly report such transactions.  As a result of this discovery, management has evaluated the benefit of all vendor relationships, no matter how immaterial to the operations, and upon receipt of the facts, will properly report its findings.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in the report.

Results of Operations

Net sales for the three months ended March 31, 2002 decreased approximately 19% as compared to the same period in the prior year.  The decrease in net sales is mainly attributable to the disposition of the Company’s non-performing golf wholesale segment and the result of global softness in the economy due to the terrorism of September 11, 2001.

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

The Company’s primary focus for 2004-2005 will be to help its Pro Golf Discount storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand the Pro Golf Franchise Network in the United States and Internationally by signing new franchisees.  In addition, the Company is also planning to open a minimum of one Company owned retail store as funds become available.

Foreign Currency Risk

The Company conducts business globally in three currencies.  Currently, international royalty revenue accounts for approximately 10% of the Company’s total revenue.  These transactions expose the Company to fluctuations in currency exchange rates relative to the United States dollar.  Historically, the effects fluctuations in currency exchange rates have favorably impacted the Company.

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

In January 2004, an employee/officer of the Company, who was serving at will, was terminated from employment.  The employee/officer is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels the employee/officer’s claim is without merit and has filed a counter-suit against the form employee/officer.  The case is in the discovery state and proceeding.  During the discovery stages, management learned that this former employee/officer was directly or indirectly receiving monetary compensation for using specific vendors.  Management has required that the former employee/officer provide details of all such transactions in order to properly report such transactions.  As a result of this discovery, management has evaluated the benefit of all vendor relationships, no matter how immaterial to the operations, and upon receipt of the facts, will properly report its findings.

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

AJAY SPORTS, INC.

By:  /s/ THOMAS W. ITIN

       Thomas W. Itin

       Chairman and Chief Executive Officer

By:  /s/ BRIAN T. DONNELLY

       Brian T. Donnelly

       President and Chief Operating Officer

Date: December 10, 2004

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended March 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Thomas W. Itin

------------------------------------------

Chairman and Chief Executive Officer

Dated: December 10, 2004

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended March 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Brian T. Donnelly, President and Chief Operating Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Brian T. Donnelly

------------------------------------------

President and Chief Operating Officer

Dated: December 10, 2004

#