Form 10QSB
period 2002-06-30
AJAY SPORTS INC
filed 2004-12-22
CIK 854858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Notes to Consolidated Financial Statements – Unaudited 6-7
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

#

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash…………………………………………………….	$ 22	$ 107
Accounts receivable, net……………………………….	1,191	976
Investment in marketable securities………………	84	102
Inventories……………………………………………….	0	1
Prepaid expenses and other current assets……	291	303
Total current assets……………………………….	1,588	1,489
Fixed assets, net………………………………………	78	79
Due to affiliates………………………………………….	40	31
Intangibles, net…………………………………………..	6,255	6,436
Deferred tax benefit……………………………………	2,065	1,892
	$ 10,026	$ 9,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable………………………………………	$ 595	$ 714
Accrued expenses and other liabilities……………	1,416	847
Note payable – related party…………………………..	1,584	1,507
Note payable – bank………………………………….	6,353	6,453
Note payable – other……………………………………	1,440	1,380
Total current liabilities……………………………	11,388	10,901
Long-term liabilities
Accrued expenses – non-current…………………….	14	14
Net liabilities of discontinued operations…………	9,059	8,741
Minority interest in subsidiary……………………………….	9,073 (245)	8,755 (140)

Shareholders’ Equity
Preferred Stock – 10,000,000 shares authorized Series B., $.01 par value, 12,500 shares outstanding at stated cost……………………….	1,250	1,250
Series C, $.01 par value, 208, 439 shares outstanding at stated cost………………………….	2,084	2,084
Series D, $.01 par value, 6,000,000 shares outstanding at stated cost…………………………….	60	60
Common stock, $.01 par value, 100,000,000 shares authorized 4,257,163 shares outstanding………….	43	43
Additional paid-in capital………………………………	18,344	18,344
Accumulated deficit…………………………………	(31,677)	(31,094)
Accumulated other comprehensive income…….	(294)	(276)
Total shareholders’ equity…………………………	(10,190)	(9,589)
	$ 10,026	$ 9,927

The accompanying notes are an integral part of these consolidated unaudited financial statements.

#

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
Net Sales	$ 867	$ 961	$ 1,330	$ 1,536
Cost of Sales	1	2	15	2
Gross Profit	866	959	1,315	1,534

Selling, general and administrative expenses	536	581	1,093	1,202
Operating Income	330	378	222	332

Non-operating expenses
Interest expense, net	323	272	582	549
Other, net	94	175	183	335
Total non-operating expenses	417	447	765	884

Loss before minority interest and income taxes	(87)	(69)	(543)	(552)
Minority interest in income (loss) of subsidiary	(93)	(5)	(105)	(66)
Loss before income taxes	6	(64)	(438)	(486)
Income tax expense (benefit)	(13)	(22)	(173)	(170)
Net income (loss) from continuing operations	19	(42)	(265)	(316)

Discontinued operations
Loss on disposal of golf segment net of income tax benefit of $144	-	(128)	-	(268)
Interest Expense	(181)	-	(318)	-
Gain from operations of furniture operations to be disposed of (net of income tax expense of $214)	-	165	-	397
Total Gain from discontinued operations	(181)	37	(318)	129
Net Loss	$ (162)	$ (5)	$ (583)	$ (187)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

#

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Six Months Ended June 30,
	2002	2001
Cash Flows from operating activities:
Net loss	$ (583)	$ (316)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	182	403
Changes in assets and liabilities		0
Trade accounts receivable, net Decrease in inventories Accrued expenses	(215) 1 569	(905) 1 (162)
Prepaid expenses and other current assets	12	270
Trade accounts payable Deferred tax benefits	(119) (173)	(112)
Net cash used in operating activities	(326)	(821)

Cash flows from financing activities
Net change in notes payable	37	(527)
Sales of common stock in subsidiary	0	1,611
Minority interest in loss of subsidiary	(105)	(66)
Net cash provided by (used in) financing activities of continuing operations	(68)	1,018

Cash flows from investing activities
Increase in due to affiliates	(9)	0
Net cash used in investing activities Cash flows from discontinued operations	(9)	0
Cash provided by (used in) operations	318	(323)

Net increase (decrease) in cash	(85)	(126)
Cash at beginning of period	107	101
Cash at end of period	$ 22	$ 54

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

Results of Operations

Net sales for the three months ended June 30, 2002 decreased approximately 10% as compared to the same period in the prior year.  The decrease in net sales is mainly attributable to the disposition of the Company’s non-performing golf wholesale segment and the result of global softness in the economy due to the terrorism of September 11, 2001.

Selling, general and administrative expenses decreased by approximately 8% due to the aforementioned disposition of the Company’s non-performing golf wholesale segment.

Cost of sales decreased to approximately 50% for the quarter ended June 30, 2002 due to the aforementioned disposition of the Company’s non-performing golf wholesale segment.

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

Date: December 21, 2004

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: December 21, 2004

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Brian T. Donnelly, President and Chief Operating Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: December 21, 2004

#