Form 10QSB
period 2002-09-30
AJAY SPORTS INC
filed 2005-01-05
CIK 854858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

#

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash…………………………………………………….	$ 65	$ 107
Accounts receivable, net……………………………….	887	976
Investment in marketable securities………………	44	102
Inventories……………………………………………….	0	1
Prepaid expenses and other current assets……	281	303
Total current assets……………………………….	1,277	1,489
Fixed assets, net………………………………………	75	79
Due from affiliates……………………………………….	40	31
Intangibles, net…………………………………………..	6,209	6,436
Deferred tax benefit……………………………………	2,121	1,892
	$ 9,722	$ 9,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable………………………………………	$ 731	$ 714
Accrued expenses and other liabilities……………	1,000	847
Note payable – related party…………………………..	1,624	1,507
Note payable – bank………………………………….	6,353	6,453
Note payable – other……………………………………	1,470	1,380
Total current liabilities……………………………	11,178	10,901
Long-term liabilities
Accrued expenses – non-current…………………….	14	14
Net liabilities of discontinued operations…………	9,343	8,741
Minority interest in subsidiary……………………………….	9,357 (177)	8,755 (140)

Shareholders’ Equity
Preferred Stock – 10,000,000 shares authorized Series B., $.01 par value, 12,500 shares outstanding at stated cost……………………….	1,250	1,250
Series C, $.01 par value, 208, 439 shares outstanding at stated cost………………………….	2,084	2,084
Series D, $.01 par value, 6,000,000 shares outstanding at stated cost…………………………….	60	60
Common stock, $.01 par value, 100,000,000 shares authorized 4,257,163 shares outstanding………….	43	43
Additional paid-in capital………………………………	18,344	18,344
Accumulated deficit…………………………………	(32,083)	(31,094)
Accumulated other comprehensive income…….	(334)	(276)
Total shareholders’ equity…………………………	(10,636)	(9,589)
	$ 9,722	$ 9,927

The accompanying notes are an integral part of these consolidated unaudited financial statements.

#

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Net Sales	$ 733	$ 904	$ 2,063	$ 2,440
Cost of Sales	0	0	15	2
Gross Profit	733	904	2,048	2,438

Selling, general and administrative expenses	534	603	1,627	1,805
Operating Income	199	301	421	633

Non-operating expenses
Interest expense, net	303	239	810	788
Other, net	86	195	269	530
Total non-operating expenses	389	434	1,079	1,318

Loss before minority interest and income taxes	(190)	(133)	(658)	(685)
Minority interest in income (loss) of subsidiary	(69)	(20)	36	46
Loss before income taxes	(259)	(153)	(622)	(639)
Income tax (expense) benefit	55	70	228	240
Net income (loss) from continuing operations	(204)	(83)	(394)	(399)

Discontinued operations
Loss on disposal of golf segment net of income tax benefit of $207	-	(117)	-	(385)
Net expenses from operations of furniture and golf operations disposed of (net of income tax expense of $0 and $95, respectively)	(205)	(218)	(598)	179
Total loss from discontinued operations	(205)	(335)	(598)	(206)
Net Loss	$ (409)	$ (418)	$ (992)	$ (605)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

#

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from operating activities:
Net loss	$ (992)	$(399)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization Change in liabilities of discontinued operations	291 602	605 -
Changes in assets and liabilities
Trade accounts receivable, net Decrease in inventories Accrued expenses	89 1 152	(1,200) 1 73
Prepaid expenses and other current assets	(38)	293
Trade accounts payable Deferred tax benefits	20 (229)	- (304)
Net cash used in operating activities	(104)	(931)

Cash flows from financing activities
Net change in notes payable	107	(531)
Sales of common stock in subsidiary	-	1,622
Minority interest in loss of subsidiary	(36)	(46)
Net cash provided by (used in) financing activities of continuing operations	71	1,045

Cash flows from investing activities
Increase in due to affiliates	(9)	-
Net cash used in investing activities Cash flows from discontinued operations	(9)	-
Cash provided by (used in) operations	-	(306)

Net increase (decrease) in cash	(42)	(192)
Cash at beginning of period	107	273
Cash at end of period	$ 65	$81

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

Results of Operations

Net sales for the three months ended September 30, 2002 decreased approximately 19% as compared to the same period in the prior year.  The decrease in net sales is mainly attributable to the disposition of the Company’s non-performing golf wholesale segment and the result of global softness in the economy due to the terrorism of September 11, 2001.

Selling, general and administrative expenses for the three months ended September 30, 2002 decreased by approximately 11% due to the aforementioned disposition of the Company’s non-performing golf wholesale segment.

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

Date: December 30, 2004

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chief Executive Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: January 4, 2005

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Brian T. Donnelly, President and Chief Operating Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: January 4, 2005

#