Form 10KSB
period 2002-12-31
AJAY SPORTS INC
filed 2005-02-17
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

Mark One

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 0-18204

AJAY SPORTS, INC.

(Exact Name of Registrant as Specified in its Charter)

                    Delaware  _____________

             _ 39-1644025_________

(State or other jurisdiction of

(IRS Employer Identification No.)

Incorporation or Organization)

32751 Middlebelt Road, Suite B

Farmington Hills, Michigan 48334

             (248) 851-5651________

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

Yes    X   No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X_

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2004 was $340,573.   The number of shares outstanding of the Registrant's $.01 par value common stock at December 31, 2004 was 4,257,163.

Documents Incorporated by Reference

NONE

INDEX AND FORWARD LOOKING STATEMENT

Forward-Looking Statements:

In addition to historical information, this Annual Report on Form 10-KSB/S contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.”  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in the upcoming fiscal year.

Ajay Sports, Inc.

Index

December 31, 2002

PART I.		Page
Item 1.	Description of Business	3-5

Item 2.	Description of Property	5

Item 3.	Legal Proceedings	5

Item 4	Submission of Matters to a Vote of Security Holders	5

PART II.
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	5-6

Item 6.	Selected Financial Data	7

Item 7.	Management’s Discussion and Analysis	8-9

Item 8.	Financial Statements	F-1 – F-17

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	9

PART III.
Item 10	Directors and Executive Officers of the Registrant	10-11

Item 11.	Executive Compensation	11-13

Item 12.	Security Ownership of Certain Beneficial Owners and Management	13-14

Item 13.	Certain Relationships and Related Transactions	14-15

PART IV.
Item 14.	Exhibits, Financial Statement Schedules, and Reports on From 10-K	16-19

SIGNATURE PAGE		20

PART I

Item 1. Business

General

Ajay Sports, Inc. (the "Company”) owns Pro Golf of America, Inc., the world’s largest franchisor of “golf only” retail stores, with over 123 stores in the United States, Canada, and Europe.  The Company also marketed and distributed golf clubs, golf bags, golf gloves, golf accessories, hand-pulled golf carts and casual living furniture, prior to deciding to discontinue those business operations in June 2000.

The Company operates the franchise segment of its business through Pro Golf International, Inc. (“PGI”), a majority-owned subsidiary, which was formed during 1999 and owns 100% of the outstanding stock of Pro Golf of America, Inc. (“PGOA”) and a majority of the stock of ProGolf.com, Inc. (“ProGolf.com”). PGOA is the franchisor of Pro Golf/Pro Golf Discount® retail golf stores (“PG stores”).  ProGolf.com is a company formed to help drive traffic to its franchisee stores and to sell golf equipment and other golf-related and sporting goods products and services over the Internet.

The Company operated and subsequently closed and liquidated the following wholly owned subsidiaries: Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure Life"), Palm Springs Golf, Inc. (“Palm Springs”), and Prestige Golf Corp. (“Prestige”).  In June 2000, the Company’s management elected to discontinue the businesses of Ajay, Leisure Life, Palm Springs, and Prestige due to ongoing operating losses and negative cash flows at these companies. All references to the Company include PGI, PGOA, and ProGolf.com, Ajay, Leisure Life, Palm Springs, and Prestige unless otherwise specified.

PGOA provides services to its franchisees in exchange for initial franchise fees and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its Internet site, ProGolf.com.

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 32751 Middlebelt Road, Farmington Hills, MI 48334, where its telephone number is (248) 737-0553.

Business Strategies

The Company's strategy is to improve its position as the global leader in retail golf sales at its Pro Golf franchised stores.  The Company is also exploring other golf related activities.  The Company believes that the following competitive strengths contribute to its position as a market leader:

Strong Brand Recognition.    Pro Golf/Pro Golf Discount® (“PG”) is a highly recognized name in the golf industry with more than 123 franchised stores operating, with more scheduled to open, in the United States, Canada, and Europe.  PGOA franchises the PG stores and a significant portion of PGOA’s revenues result from franchise fees and royalties associated with these stores.

Reputation for Quality.  The Company believes that the services provided to its franchisees equals or exceeds the performance of its competitors.  Its Pro Golf/Pro Golf Discount® franchised stores have an international reputation for quality name brand and private label golf merchandise at the best prices.

Tradition of Innovation.  Throughout PGOA’s history it has tried to maintain a tradition of new product development for its private label golf merchandise lines sold in the PG stores.  The products are able to provide the franchisees with quality golf products at competitive prices with higher margins than name brand product lines and help fill out the product mix carried in the stores.

Growth Opportunities

The Company believes that Pro Golf’s strong brand recognition, reputation for quality, and tradition of innovation positions it to take advantage of opportunities for future growth including:

Adding Value for Franchisees.  The main objective of PGOA is to increase profitability of its PG stores to ensure the long-term success of its franchisees.  We are intent on strengthening our private label and exclusive products offering to the stores to create improved margins and also work to continually improve the relationships with golf product vendors. Synergies between the stores and the internet will be developed to strengthen the Pro Golf brand and help our stores better service the Pro Golf customers.  Stores will be provided with more profit-making opportunities.  Successful, profitable and healthy franchisees will help fuel our expansion, making it easier to sell new stores to new franchisees and also encourage existing storeowners to expand by adding additional stores.

New Business Models.  We are currently developing new products that will broaden the Pro Golf offerings and create new profit opportunities.  Business models are being developed to: (a) franchise a larger, more profitable retail store model; (b) help franchisees broaden their golf services offered to customers, focusing on service and club fitting; (c) assist franchisees in providing greater services to local corporations, including golf outing management, corporate premiums and add specialty products; (d) create overseas expansion of our brand; and (e) increase the opportunities for franchisees to purchase better, by providing more avenues for network purchasing of goods and services.

Increased Market Penetration.   The Company, through its subsidiaries PGOA and ProGolf.com, has aggressive expansion plans.  The expansion plans will require additional capital in order to be successfully executed.  The plans include adding 18-24 new franchised stores per year by aggressively recruiting new franchisees, acquiring other independent specialty store chains and converting strong independent competitors into PG stores, expanding in additional markets in the United States, Canada, Europe and Asia, and using the internet to drive more traffic to the PG stores, helping the PG stores better manage and control their inventory, and as a distribution channel to sell golf equipment and golf-related services.

Golf Business

Golf, the primary market for the Company’s business, continues to be a popular form of recreation.  According to the National Golf Foundation ("NGF"), a trade association, since 1980 the number of golfers in the U.S. has increased by approximately 68%, and the number of U.S. golfers is approximately 26.4 million.  The population of golfers in 2002 was 76.2% male and 23.8% female, with 68% between the ages of 24 and 55.  In addition, favorable demographic trends offer encouraging growth prospects for the retail golf equipment industry both in terms of participation rate and number of rounds.  The NGF reports that the annual average rounds played per golfer increases significantly as golfers age.  However, rounds of golf played decreased in 2002 by 10% versus 2001, primarily due to soft economic conditions in the U.S and caused somewhat by the tragedies of September 11, 2001.  One of the Company’s challenges will be to expand its customer base by obtaining more women, juniors, and seniors as customers of its PG stores.

Marketing and Distribution.  PGOA services its franchisees through its field and in-house support staff.  The Pro Golf staff visits the PG stores, attends trade shows, and  maintains close contact with vendors to keep PG stores in the forefront of golf and retail innovation and technology.  Pro Golf’s franchisees spend approximately $7 million annually on local and national advertising, which helps expand recognition of the Pro Golf brand name. PGOA supplemented this advertising with advertising of its own beginning in 2003.  The Company believes that future success in golf retailing will be dependent on being able to provide the customer with exceptional service along with information and product availability at any time and in any way that the customer wants.  Technology is changing the retail landscape and Pro Golf believes its success will be enhanced by becoming a multi-channel company that is accessible to customers on their terms.  This multi-channel philosophy will enhance the way Pro Golf interacts with its franchisees and also the way the PG stores interact with customers.  Use of the Internet to communicate with the customers of the PG stores will also enable the storeowners to market more efficiently to their customers at a lower cost that they have historically incurred.

Leisure Furniture Business

The Company’s leisure furniture business ceased operations during 2001 and its operating assets were liquidated at auction on December 6, 2001.

Competition

The market in which the Company does business, while very fragmented, is highly competitive, and is served by a number of well-established companies.  New product introductions and/or price reductions by competitors continue to generate increased market competition.  While the Company believes its franchised stores will continue to be competitive, there can be no assurance that successful marketing efforts by competitors will not negatively impact the Company’s future revenues.  The PG stores are facing aggressive competition from large sporting goods and big box retailers that are expanding their focus on golf.  Additionally, the Company faces competition from Internet companies selling golf equipment and services similar to those ProGolf.com will be offering.  At the present time the Company believes the online sales of golf equipment is not a material percentage of total golf sales.

Patents and Trademarks

The Company owns several patents and trademarks and has proprietary knowledge relating to its product lines.  The loss of any of the Company’s patents or trademarks may have a material adverse effect on its business.

Employees

As of December 31, 2004, the Company had a total of 12 full-time and 1 part-time employee, all at its Farmington Hills, Michigan office.

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

Items 3. Legal Proceedings

In January 2004, an employee/officer of the Company who was serving at-will, was terminated from employment. The employee/officer is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels the employee/officer’s claim is without merit and has filed a counter-suit against the former employee/officer.  The case is in the discovery state and proceeding.  During the discovery stages, management learned that this former employee/officer was directly or indirectly receiving monetary compensation for using specific vendors.  Management has required that the former employee provide details of all such transactions in order to properly report such transactions.  As a result of this discovery, management has evaluated the benefit of all vendor relationships, no matter how immaterial to the operations, and upon receipt of the facts will properly report its findings.

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

COMMON STOCK
2001	HIGH/ASK	LOW/BID
First Quarter	$0.15	$0.07
Second Quarter	$0.07	$0.01
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.06	$0.01
2002
First Quarter	$0.01	$0.01
Second Quarter	$0.06	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01

UNITS
2001
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

2002
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

SERIES C PREFERRED STOCK
2001
First Quarter	$0.31	$0.25
Second Quarter	$0.25	$0.25
Third Quarter	$0.12	$0.12
Fourth Quarter	$0.01	$0.00

2002
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Holders

The number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company’s transfer agent, as of December 31, 2004 are as follows:

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

Item 6.          Selected Financial Data

The following table presents summary historical consolidated financial data derived from audited financial statements of the Company.  Statement of Operations Data for 1998 – 2000 has been revised to reflect the presentation for discontinued operations; Balance Sheet Data for 1998 – 2000 has not been revised to reflect the discontinued operations. All amounts in the table below are stated in thousands, except per share amounts.

	For the Year Ended December 31,
Statement of Operations:	2002	2001	2000	1999	1998
Net sales	$2,999	$3,202	$4,335	$1,587	$0
Cost of sales	15	1	23	0	0
Gross profit	2,984	3,201	4,312	1,587	0
Selling, general and
administrative expenses	2,155	3,139	3,299	1,141	0
Operating income	829	62	1,013	446	0

Nonoperating income (expense):
Interest expense – net	(1,119)	(1,048)	(1,023)	(522)	0
Depreciation, amortization, and other, net	(60)	(370)	(896)	(221)	0
Minority interest in (loss) of subsidiary	14	95	22	6	0

(Loss) from operations before income taxes	(336)	(1,261)	(884)	(291)	0
Income tax expense (benefit)	56	(441)	(459)	(92)	0
Net (loss) before effect of change in
accounting principles	(392)	(820)	(425)	(199)	0

Net effect of change in accounting principles	(63)	(1,002)	0	0	0

Net loss from continuing operations	(455)	(1,822)	(425)	(199)	0
Net income (loss) from discontinued operations	(558)	(8,068)	(2,309)	(1,793)	(1,475)

Net (loss)	($1,013)	($9,890)	($2,734)	($1,992)	($1,475)

Net (loss) per common share @	($0.24)	($2.38)	($0.67)	($0.50)	($0.38)
Weighted average common and common
stock equivalent shares outstanding @	4,289	4,154	4,108	4,013	3,909
Cash dividends per common share	$0	$0	$0	$0	$0

	December 31,
Balance Sheet Data (1):	2002	2001	2000	1999	1998
Working capital (deficit)	($9,773)	($9,412)	($402)	$1,707	$5,652
Total assets	$9,502	$9,927	$30,758	$25,733	$13,083
Long term debt	$660	$0	$14,925	$18,043	$7,538
@ Current and prior years restated to reflect result of reverse 1 for 6 common stock split effective August 14, 1998.

(1) December 31, 2002, 2001 and 2000 summary Balance Sheet Data amounts relate to operating companies only and do not include discontinued operations. Years prior to 2000 do include data from operating companies that were subsequently discontinued.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Fiscal 2002 Compared to Fiscal 2001

Net Sales

Net sales for the year ended December 31, 2002 were $3 million, compared to sales in 2001 of $3.2 million.  Management believes 2002 was generally affected by softness in the economy and also the continuing impact of the terrorism of September 11, 2001.  Additionally, conditions in the golf industry and a shift in attitude of some of the PGOA franchisees resulted in reduced purchases by the PG stores of PGOA’s licensed product, resulting in reduced licensing fee income to PGOA.  These soft market conditions and a general lack of working capital also hampered PGOA’s efforts to sell new franchises.

Selling, General and Administrative Expenses

SG&A for the year ended December 31, 2002 was $2.2 million compared to $3.1 million for the year ended December 31, 2001.    During the second half of 2001, the Company began a cost reduction program designed to bring costs in line with the reduced sales levels. However, the full effect of these cost reductions was not seen until 2002.

Interest Expense

Interest expense (net) for 2002 was $1,119,000, compared to $1,048,000 for the year ended December 31, 2001.  The increase in interest expenses was due to forbearing payments and thus not reducing the existing balances of loans from related parties and banks.

 Income Taxes

PGI had no income tax liability during the years ended December 31, 2002 and 2001.  The tax loss for these years is expected to offset future taxable income and reduce future income taxes.

Financial Condition of Continuing Operations

At December 31, 2002, PGI had a working capital deficit of $9,773,000, compared with working capital deficit of $9,412,000 at December 31, 2001. This $361,000 increase in the deficit resulted mainly from increases in debt due to PGOA deferring repayments on debt.  The company is operating with a formal forbearance agreement until April 30, 2005. The ratio of current assets to current liabilities at December 31, 2002 and 2001 was .14 and .14, respectively.

Inventories at December 31, 2002 were $11,000 compared to $1,000 at December 31, 2001.   The increase reflects the acquisition of inventory by PGOoA for resale to its franchisees.  Receivables were $656,000 at December 31, 2002 compared to $976,000 at December 31, 2001. The decrease is due to a decrease in royalties receivable from franchisees.

Capital Resources

The Company’s plan is to replace its office furniture and equipment as needed; however, expenditures during 2002 were $0 due to its poor cash flow.  Technology upgrades are needed and management began these upgrades in 2004.  Future upgrades will be implemented as cash flow allows.

Liquidity

Cash flow from operations for 2002 was ($477,000) for the Pro Golf operating companies.   As Management had expected, the Company cash flow from operations was sufficient to cover ongoing operating expenses and debt requirements of the franchise operations during 2003 and 2004.  Management anticipates that cash from operations will continue to be sufficient to cover operating costs and debt service for the year ending December 31, 2005.   However, as certain liabilities of affiliated companies are also being paid out of the Pro Golf cash flow through inter-company loans, liquidity of the operating companies is expected to continue being strained until the Company is able to refinance its debt and raise funds for expansion.

The Company's liquidity varies with the seasonality of its business, which in turn, influences its financing requirements. The seasonal nature of the Company's royalty revenue creates fluctuating cash flow.  The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt.  The Company has also relied on cash generated from private placements of stock in PGI and ProGolf.com to fund its operations, including the further development of the website and future expansion of Pro Golf.

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

The Company also began an offering of ProGolf.com common stock during November 2000 to raise up to $12,500,000 in gross offering proceeds.  If the maximum offering were sold, the shares sold in the offering would have represented approximately 33% of the total ProGolf.com common shares outstanding after the offering.  The proceeds from the private placement had been planned to be used for working capital, acquisitions, and growth; however, as only $2,283,000 was raised in the offering for the Company, representing a shortfall of $10,217,000, the proceeds were used to repay debt and acquire a license for Internet use of the Pro Golf trademark.

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

The Company’s primary focus for 2004-2005 will be to help its PG storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand internationally by identifying and securing new franchisees in foreign countries, to permit others to use its name in various geographic locations, for upfront licensing fees and/or ongoing licensing and royalty payments.  The Company is also planning to open at least one Company-owned retail store as funds become available.

Quantitative and Qualitative Disclosures About Market Risk

The Company holds only one market risk instrument.  This is common stock classified as marketable securities available-for-sale as an asset of $55,000 as of December 31, 2002.  This stock is subject to equity price risk. The full carrying value represents the market value of 156,719 shares of Williams Controls, Inc. common stock valued at $.65 per share, which is the last reported trade price for 2002. This stock is traded on the OTCBB. The shares were received as part of the restructuring agreement with Williams dated June 30, 1998. These shares have been pledged to Wells Fargo as collateral for the Company’s loans

Item 8.

Financial Statements

Financial statements are attached hereto following Item 14.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.

Directors and Executive Officers of the registrant

The Registrant’s directors and executive officers as of December 31, 2004 are as follows:

Name	Age	Positions and Offices with Company	Date First Elected
Thomas W. Itin	70	Chairman & CEO	1993
Brian T. Donnelly	41	President & Chief Operating Officer	2004

Thomas W. Itin was elected Chairman of the Board in June of 1993, and is the Company’s largest single stockholder.  He was Chairman of the Board and Chief Executive Officer of Williams Controls, Inc., based in Portland, Oregon, from March 1989 until January 2001 and its President and Treasurer from June 1993 until January 2001. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988.  He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January 2001.   He has served as Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception.  Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967.  TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management.  Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962.  In April 2001, Mr. Itin became Chairman of CompuSonics Video Corp., a publicly held company.  In April 2001 Mr. Itin became Chief Executive Officer of Enercorp, Inc., a publicly held company.  He received a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin serves on the Cornell University Council and is Chairman of the Technology Transfer Committee.

Brian T. Donnelly has been President and Chief Operating Officer of the Company since June, 2004.  Prior to joining the Company, Mr. Donnelly was the President & Executive Vice President of Atlas Oil Company and Fast Track Ventures, a $700M oil company and real estate venture based in Detroit, Michigan, and earlier he was employed in Retail Marketing and Brand Development with BP Oil Company.  Mr. Donnelly brings significant experience in retail and wholesale marketing, franchise management and development, real estate acquisition and development, brand development and mergers and acquisitions.  Mr. Donnelly received his Bachelor of Science degree from John Carroll University in 1986, and his MBA in International Business from Baldwin Wallace College in 1993.

Ronald N. Silberstein had been Chief Financial Officer and Chief Administrative Officer of the Company since August 1999.  He was named Treasurer and Secretary in March 2001.  Mr. Silberstein is a Certified Public Accountant and, prior to joining the Company, was a partner in the CPA firm of Hirsch, Subelsky and Associates, P.C..  Mr. Silberstein was the partner in charge of the audit when Hirsch, Subelsky and Associates, P.C. acted as the Company’s independent auditors.  Prior to 1993, Mr. Silberstein was a partner in a local Michigan CPA firm.  From 1979 to 1988, he was a staff accountant with various CPA firms in Southeast Michigan. He received a Bachelor of Business Administration degree from the University of Michigan in 1979.  Ronald Silberstein’s employment with Pro Golf was terminated in 2004.

Joseph J. White had been President and Chief Operating Officer and a Director since September 2001.  Mr. White was President of Asobous U.S.A., located in Greenville, South Carolina, from May 2000 until April 2002 and President of the Gary Player Group, located in Palm Beach, Florida, from April 1996 until May 2000.  Joseph White’s employment with Pro Golf was terminated in 2004.

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

Shirley B. Itin became a Director of the Company in April 2002.  Since 1983 when she founded First Equity Corporation to participate in investment programs, capital leases and real estate, she remains its President.  Since 1974, she has been Executive Vice President of TWI International, Inc. / Acrodyne Corporation.  Experience includes design-build projects for schools and houses including traditional and prefabricated construction for the Royal Commission of Jubail & Yanbu, Saudi Arabia, reporting to Parsons and Bechtel, exporting building construction and interior finish materials, and collections from letters of credit.   Earlier, she participated in resort condominium and land development projects in Michigan, Wyoming and the U.S. Virgin Islands.  As Councilman in the City of Orchard Lake Village, Michigan, Ms. Itin will complete a second elected three-year term in November 2003 and six years appointment to the Orchard Lake Nature Sanctuary Advisory Board.  In 2001, she was appointed to the Cornell Council.  Studies were completed at Cornell and University of Maryland-North Africa and, in January 2000, Ms. Itin was awarded a Bachelor of Science degree from Cornell.

Other than the spousal relationship between Thomas W. and Shirley B. Itin, there are no family relationships between any director and executive officer.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows, for the years ending December 31, 2002 and 2001, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation from all capacities in which they serve:

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation Salary	Long-Term Compensation Securities Underlying Options (# Shares)
Thomas W. Itin Chief Executive Officer of the Company	2002 2001	$ 1 (1) $ 1 (1)	- - -
Ronald N. Silberstein Chief Financial Officer and Chief Administrative Officer of the Company	2002 2001	$131,040 $131,040 (2)	- - -
Joseph J. White President and Chief Operating Officer of the Company, and Director of Ajay Sports, Inc. and its subsidiaries	2002 2001	$120,000 (5) $50,000 (5)	- - -
Thomas J. Leonard President of Pro Golf of America, Inc., ProGolf.com, Inc., and Ajay Leisure Products, Inc.	2002 2001	- $46,115 (3)	- -
Charles P. “Chip” Doyle Executive Director of Pro Golf of America, Inc., President and COO of Pro Golf Domes, Inc., and Director of Ajay Sports, Inc. and its subsidiaries	2002 2001	$50,950 $152,850 (4)	- -

(1) See “Employment contracts” below.

(2) Mr. Silberstein joined the Company on August 1, 1999.  His annual base salary was $131,040.  Mr. Silberstein’s employment with Pro Golf was terminated on January 5, 2004.

(3) Mr. Leonard joined the Company on January 3, 2000.  His annual base salary was $120,000.  Mr. Leonard left employment with Pro Golf effective May 21, 2001.

(4) The table reflects Mr. Doyle’s compensation for the period after Pro Golf was acquired by the Company (June 23, 1999 – December 31, 1999). Mr. Doyle was Executive Director of PGOA until August 2000 when he became President and COO of Pro Golf Domes, Inc.  He left employment with Pro Golf effective April 19, 2002, but remains on the Board of Directors.

(5) Mr. White joined the Company as a consultant in June 2001.  His annual base salary was $120,000.  2001 compensation reflects the amounts his company, Asobous USA, was paid for his consulting services prior to his joining Pro Golf as a full-time employee.  Mr. White’s employment with Pro Golf was terminated on May 27, 2004.

The Company, in its subsidiary ProGolf.com, adopted an Incentive Stock Plan in January 2000.  The plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  These objectives are accomplished by making incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of ProGolf.com.  No shares were granted under this Plan during 2002 and 2001.  During 2000, 604,600 common shares of ProGolf.com were granted to directors, executives, selected employees, and consultants, and options were granted on 144,600 shares.  The options are subject to vesting requirements as outlined in the plan.

Options/SAR Grants

The table below summarizes options granted during the fiscal year ended December 31, 2002 to the executive officers in the Summary Compensation Table.  The Company has not granted any SARs.

Name	# of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Strike Price Appreciation for Option Term
					5% ($)	10% ($)
Thomas W. Itin	1,000,000	100%	$ .02	2/01/06	N/A	N/A

Aggregated Option Exercises and Fiscal Year End Option Value

The table below summarizes options, the number of securities underlying unexercised stock options at December 31, 2002, which are held by the executive officers listed in the Summary Compensation Table.  No options were exercised during the year and at year-end none were in-the-money.

Aggregated Option Exercises in 2002 and December 32, 2001 Option Values

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

Under the 1994 Stock Option Plan, the non-employee directors who are members of the Compensation Committee are to receive grants of 834 non-statutory stock options under the plan at each Annual Meeting.   There were no grants during 2002 to members of the Compensation Committee because an Annual Meeting was not held.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of December 31, 2004, the number of shares of Common Stock beneficially owned by each director and executive officer (named in the Summary Compensation Table) of the Company individually, all such executive officers and directors as a group, and each beneficial owner of more than five percent of the Common Stock. The following stockholders have sole voting and investment power with respect to their holdings unless otherwise footnoted.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)
Thomas W. Itin 32751 Middlebelt Road, Suite B Farmington Hills, MI 48334	7,752,601 (2)(3)(4)(6)(7)	76.9%
TICO 32751 Middlebelt Road, Suite B Farmington Hills, MI 48334	1,990,747 (4)	19.7%
Acrodyne Profit Sharing Trust 32751 Middlebelt Road, Suite B Farmington Hills, MI 48334	462,246 (5)	4.6%

LBO Capital Corp. 32751 Middlebelt Road, Suite B Farmington Hills, MI 48334	280,001 (7)	2.8%
Brian T. Donnelly 32751 Middlebelt Road, Suite A Farmington Hills, MI 48334 Jerry Jensen 32751 Middlebelt Road, Suite A Farmington Hills, MI 48334	231,000 45,000	2.23% 0.5%
All executive officers and directors as a group (3 persons)	8,028,601 (2)(3)(4)(6)(7)	79.6%

1)

Persons listed on this table have the right to acquire additional shares of Common Stock through the exercise of outstanding options, warrants or the conversion of convertible securities within 60 days December 31, 2004 these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  The actual number of shares of common stock issued and outstanding as of December 31, 2004 was 4,289,322.

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

(3)

Includes 686,274 Common Shares and 3,333,333 shares available from series D preferred on conversion that was owned by Williams Controls, Inc., (a Company which Mr. Itin had been President, CEO, and COO until September 2001) at December 31, 2001 and acquired by Mr. Itin in November 2002.

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

Compliance with Section 16(a) of the

Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers, directors, and persons who beneficially own more than 10% of the Company’s Common Stock to file, with the SEC, initial reports of beneficial ownership on Form 3, reports of changes in beneficial ownership on Form 4, and annual statements of changes in beneficial ownership on Form 5.  Persons filing such reports are required under the regulations promulgated by the SEC pursuant to Section 16 to furnish the Company with copies of such reports.  Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended December 31, 2002, the Company believes that all reports were timely filed.

Item 13. Certain Relationships and Related Transactions

Since 1994, Williams Controls, Inc. has made loans and provided capital to the Company to assist the Company in meeting its financing requirements.  Williams owns 686,274 shares of the Company’s common stock.  Thomas W. Itin, the Company’s Chairman, President and Chief Executive Officer, and beneficial owner of approximately 49.5% of the Company’s common stock, is also the Chairman and beneficial owner of approximately 29.4% of the common stock of Williams.  Mr. Itin was the President, Chief Executive Officer, and Treasurer of Williams until January 4, 2001.

From July 1997 to July 1998, the Company and its subsidiaries (the “Company parties”) were parties with Williams and its subsidiaries (the “Williams parties”) to a joint credit facility from Wells Fargo Bank, National Association (the “Joint Wells Loan”).  The proceeds of this joint financing were used to repay the loans of the Williams parties and partially repay loans of the Company parties from a previous bank lender, United States National Bank (“U.S. Bank”).  In connection with the Joint Wells Loan, Williams provided the Company a loan in the amount of $2,268,000 (the “Williams Bridge Loan”) and U.S. Bank provided the Company a bridge loan in the amount of $2,340,000 (the “USB Bridge Loan”).  The Company was the primary obligor on the USB Bridge Loan promissory note and it was guaranteed in full by the Williams parties, and by the Company’s Chairman, personally, up to $1,000,000.

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

In connection with the transaction with Wells to separate the loans of the Company parties and the Williams parties effected June 30, 1998, Williams (a) advanced an additional $2,000,000 in the form of cash and marketable securities, (b) purchased notes payable of approximately $948,000 by the Company to other affiliated parties, Enercorp, Inc. and First Equity Corporation, which evidenced loans provided by those parties during 1997 when the Company required additional capital, (c) and converted $5,000,000 of the amount owed by the Company to Williams into 6,000,000 shares of a newly created class of preferred stock of the Company, its Series D cumulative convertible preferred stock.  In connection with these transactions with Williams, the Company delivered a promissory note to Williams for the full amount owed to Williams after conversion of $5,000,000 into the Series D preferred stock (the “Williams Note”).  The Williams Note is secured by a lien on substantially all of the assets of the Company parties, which lien is subordinate to the liens of U.S. Bank and Wells.

The Williams note accrues interest at the rate of 16% per annum.  As currently structured, the interest became payable on December 31, 2000, and all remaining principal and interest will be due at maturity on August 1, 2001.  The Company was not able to pay the loan interest that came due on December 31, 2000.  At December 31, 2000, the Company owed $2,087,000 under the Williams Note.  In addition, it owed $1,315,000 to U.S. Bank under the USB Bridge Loan.  The Company has been unable to meet its repayment obligations under the USB Bridge Loan and if Williams agrees to and makes payments on the USB Bridge Loan on the Company’s behalf, either on its own or as a guarantor, any payments made by Williams would result in an increase in the amount the Company owes to Williams.  The Company has been operating under a forbearance agreement with U.S. Bank that expired on October 31, 2000.  The Company was notified by U.S. Bank that it intended to foreclose on April 23, 2001 on its collateral and the loan guarantors.  As of February 17, 2005, no action has been taken by U.S. Bank.

The Series D preferred stock is convertible at the option of Williams into 3,333,333 shares of the Company’s common stock.  No dividends accrue on the Series D preferred stock until after July 31, 2001.  The dividend rate on the Series D preferred stock will be 17% per annum commencing August 1, 2001 and increased to 24% in 2002.  The Series D preferred stock is redeemable by the Company.

The Company had also entered into agreements with Williams that required annual payments of $90,000 for administrative fees and $80,000 for management fees for sourcing products overseas on the Company’s behalf.  These payments were accrued through September 30, 2000 by the Company.

At December 31, 2001 the Company was liable to Comerica Bank in the amount of $6,453,000 on a master-revolving note entered into to effect the acquisition of PGOA and ProGolf.com.  The note had been extended through April 30, 2005 under a forbearance agreement.  The Company anticipates refinancing this loan into an amortizing long-term loan during the first half of 2005.

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

(a)

1.

Financial Statements:

Ajay Sports, Inc. and Subsidiaries Consolidated Financial Statements of Ajay

Sports, Inc. and Subsidiaries:

Reports of Independent Accountants

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Operations – Years ended December 31, 2002 and 2001

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows – Years ended December 31, 2002 and 2001

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

(14)

Incorporated by reference from the Registrant’s 10-K filed for December 31, 2000. (SEC file No. 0-18204)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ajay Sports, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Farmington Hills, Michigan on the 17th day of February, 2005.

AJAY SPORTS, INC.

          By:  \s\Thomas W. Itin

  Thomas W. Itin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.

SIGNATURES

TITLE

DATE

             \s\Thomas W. Itin

    Director and Principal Executive Officer                  February 17, 2005

             Thomas W. Itin

                            Principal Executive Officer

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of Ajay Sports, Inc.

We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United  States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc. and Subsidiaries as of December 31, 2002, and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ J L Stephan Co, PC

J L Stephan Co, PC

Traverse City, Michigan

January 6, 2005

F-1 AJAY SPORTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets
As of December 31, 2002 and 2001
(in thousands, except share amounts)

ASSETS	2002	2001
Current assets:
Cash	$55	$107
Accounts receivable, net of allowance of $213 and $125 respectively	656	976
Investment in marketable securities	55	102
Inventories	11	1
Prepaid expenses and other	349	303
Total current assets	1,126	1,489
Fixed assets, net	69	79
Due from affiliates	103	31
Intangibles, net	6,368	6,436
Deferred tax benefit	1,836	1,892
Total assets	$9,502	$9,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$692	$714
Accrued expenses and other liabilities	416	785
Current portion of long-term debt
Note Payable – Related Party	1,556	1,507
Note Payable – Bank	6,570	6,453
Note Payable – Other	1,665	1,380
Total current liabilities	10,899	10,839
Accrued expenses – non current	13	14
Notes payable – long term	660	621
Net liabilities of discontinued operations	8,734	8,182
Total liabilities	20,306	19,656

Minority interest in subsidiary	(155)	(140)
Stockholders’ equity:
Preferred stock – 10,000,000 shares authorized
Series B., $0.01 par value, 12,500 shares outstanding at stated cost	1,250	1,250
Series C, $0.01 par value, 208,439 shares outstanding, at stated cost	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares outstanding, at stated cost	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,257,163 shares outstanding	43	43
Additional paid-in capital	18,344	18,344
Accumulated deficit	(32,107)	(31,094)
Accumulated other comprehensive income	(323)	(276)
Total stockholders’ equity	(10,649)	(9,589)
Total liabilities and stockholder’s equity	$9,502	$9,927
The accompanying notes are an integral part of the consolidated financial statements. F-2
AJAY SPORTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2002 and 2001
(in thousands, except per share amounts)

Operating data:	2002	2001
Net sales	$2,999	$3,202
Cost of sales	15	1
Gross profit	2,984	3,201
Selling, general and administrative expenses	2,202	3,139
Operating income	782	62
Non-operating income (expense):
Interest expense	(1,119)	(1,048)
Depreciation and amortization	(18)	(469)
Other, net	5	99
Total non-operating expense	(1,132)	(1,418)
(Loss) before minority interest and income taxes	(350)	(1,356)
Minority interest in (loss) of subsidiary	14	95
(Loss) before income taxes	(336)	(1,261)
Income tax expense (benefit)	56	(441)
Net (loss) before effect of change in Accounting principles	(392)	(820)
Net effect of change in accounting principles	(63)	(1,002)
Net (loss) from continuing operations	(455)	(1,822)
Discontinued operations:
Gain (loss) on disposal of golf wholesale segment
(net of income tax expense of $7,278 in 2001)	0	(7,501)
Gain (loss) from operations of furniture wholesale
segment disposed of (net of income tax
expense of $0 in 2002; $95 in 2001)	(558)	(105)
Gain (loss) on disposal of furniture wholesale segment	0	(462)
Total (loss) from discontinued operations	(558)	(8,068)
Net (loss)	($1,013)	($9,890)
Basic and diluted earnings per share (a)	($0.24)	($2.46)
Weighted average common shares outstanding	4,289	4,154
Net loss as reported above	($1,013)	($9,890)
Undeclared cumulative preferred dividends	(341)	(341)
Net loss applicable to common stock.	($1,354)	($10,231)
(computed by dividing net loss after deducting undeclared, cumulative preferred stock dividends, by the weighted average number of common shares outstanding)

The accompanying notes are an integral part of the accompanying financial statements.
F-3

AJAY SPORTS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2002 and 2001

(in thousands, except shares).

          Accum Other

     Total

    Preferred Stock

   Common Stock

Add’l Paid-in

  Accum        Comprehensive      Stockholder’s

Shares

       Amount

Shares

     Amount

   Capital

  (Deficit)          Income (Loss)

    Equity_____

Balances at December 31, 2000

6,230,439       3,489

4,120,017

 41

     23,933

  (24,204)

        (232)

         6,027

Preferred stock converted into common stock      (9,500)          (95)               137,146

   2

            93

Cancellation of common stock of subsidiaries

                    (6,500)                                                                                (6,500)

Sale of common stock of subsidiaries

          818                                                                                     818

COMPREHENSIVE INCOME

Net Loss

                 (9,890)

                       (9,890)

Other comprehensive income (loss)

                      (44)

                            (44)  _

Balances at December 32, 2001

6,220,939       3,394

4,257,163

 43

    18,344

 (31,094)

     (276)

                       (9,589)

COMPREHENSIVE INCOME

Net Loss

                                                                                                                                                                       (1,013)

                                       (1,013)

Other comprehensive income (loss)

        (47)

                             (47)___

Balances at December 31, 2002

6,220,939    $ 3,394

4,257,163     $       43

    $18,344       $   (32,107)           $         (323)

                     $(10,649)

========   ======

========     ======

    =======      =========

  ======

      ========

The accompanying notes are an integral part of the consolidated financial statements

AJAY SPORTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2002 and 2001
(in thousands)
	2002	2001
Cash flows from operating activities:
Net (loss) from continuing operations	($455)	($1,822)
Adjustments to reconcile change in unrestricted net
assets to net cash provided by operating activities:
(Gain) loss on dispositions of property and equipment		-
Depreciation and amortization	18	468
(Increase) decrease in deferred income tax benefit	56	(953)
Cumulative effect of change in accounting principles	63	1,542
Loss on Disposition of Assets	2	-
Changes in operating assets and liabilities which
provided (used) cash:
(Increase) decrease in marketable securities	47	45
(Increase) decrease in accounts receivable, net	320	479
(Increase) decrease in inventories	(10)	1
(Increase) decrease in prepaid expenses	(46)	181
Increase(decrease) in accounts payable	(23)	(59)
Increase (decrease) in accrued expenses	215	60
Net cash provided by (used in) operating activities	187	(58)
Cash flows from investing activities:
Proceeds from sale of equipment	1	0
Acquisitions of property plant and equipment (net)	(6)	0
Net cash (used in) investing activities	(5)	0
Cash flows from financing activities:
Sales(Cancellation) of common stock by subsidiaries		1,622
Net increase in advances from affiliates	(72)	(402)
Net increase (decrease) in notes payable	(100)	(285)
Minority interest in subsidiary	(15)	(95)
Unrealized losses from securities	(47)	-
Net cash provided by (used in) financing activities
of continuing operations	(234)	840
Cash flows from discontinued operations:
Net cash provided by (used in) discontinued operations	-	(948)
Net increase (decrease) in cash	(52)	(166)
Cash at beginning of period	107	273
Cash at end of period	$55	$107

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

DISCONTINUED OPERATIONS - The operations of Ajay, Leisure, Palm Springs, and Prestige were discontinued on June 2, 2000.  From that date through December 31, 2000 the companies in the golf wholesale segment (Ajay, Palm Springs, and Prestige) liquidated their remaining assets.  Leisure Life scaled back its operations in June 2000 and was put up for sale; no viable offers were received and the Company ceased operations during October 2001 and its operating assets were auctioned off on December 6, 2001.  The Balance Sheet for December 31, 2002 and 2001 reflects the excess of the liabilities over the assets of these subsidiaries.  The Statement of Operations has been restated for prior years in accordance with APB 30.  As of December 31, 2001 the remaining assets of Leisure Life, Inc were written off.

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

FIXED ASSETS - Fixed assets are stated at cost, less accumulated depreciation.  Fixed assets of the Company consist primarily machinery and office equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty-nine years.  Land is not depreciated.

INTANGILBES – Intangibles at December 31, 2002 and 2001 consists primarily of trademarks and brand names held by PGI.  Amortization expense is being deducted straight-line over the estimated useful lives of these assets. Amortization expense related to the other assets was $4,974 and $372,000 for the years ended December 31, 2002 and 2001, respectively.

Development costs are now being expensed as incurred according to generally accepted accounting principles.  The resulting cumulative effect of the change in accounting principle created a consolidated loss of $62,604 in 2002.

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

ADVERTISING – The Company’s policy is to expense production costs for advertising as of the date the commercials and marketing materials are initially utilized or are provided to franchisees for their use.  Prepaid advertising represents expenditures that, under this policy, are capitalized at period end and are expensed during a subsequent period as utilized.  Due to the seasonality of the Company’s business, advertising and marketing costs generally exceed revenue received from vendors and franchisees on an annual basis.  The Company incurred $424,229 and $207,132 of costs for advertising and the production of marketing materials during the years ended December 31, 2002 and 2001, respectively.

EMPLOYEE BONUS PLAN – The Company has a non-qualified bonus plan for certain employees.  Due to the seasonal nature of the Company’s business and the timing of revenue and expenses, on an interim basis, the Company expenses compensation related to the bonus as it is paid during the year.  The bonus is determined at the end of the fiscal year based on annual financial results.  No bonuses were given under the plan during the 2002 and 2001 fiscal years.

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

2.

RELATED PARTY TRANSACTIONS

The Company's related parties include the following:

First Equity Corporation ("First Equity") - First Equity is owned by a family member of the president, chief executive officer, director, and chairman of the Company.  First Equity made short-term working capital loans to Ajay during 1999, with interest at various market rates.  The balance due on these loans at December 31, 2002 was $660,264 including accrued interest of $128,675.  A total of $50,000 was repaid during January 2001.

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

The Company’s interest expense accrued to Williams was $424,544 and $707,099 for the years ended December 31, 2001 and 2000.

The Company received 166,719 shares of Williams as part of the restructuring agreement with Williams dated June 30, 1998.  The remaining 156,719 shares have been pledged to Wells Fargo as collateral for the Company’s loans.  The common stock is classified as marketable securities – available for sale and is valued at $.35 per share, which is the last trade for 2002.

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

1001 Woodward, Inc. (“Woodward”) – In July of 2001, PGI obtained a loan of $1,440,000 from Woodward Partners. Proceeds  of this loan were used to pay loan principle on PGI’s bank loan with Comerica.  Ajay Sports, Inc., and PGOA guarantee the loan.  The chairman of both Ajay Sports and PGOA is a shareholder in 1001 Woodward, Inc.  No principle payments were made on the loan in 2002 or 2001.  Accrued interest on the note was $223,365 for the year ended December 31, 2002.  Four thousand shares of PGOA’s stock are pledged as collateral against the debt.

During 2001, the Company’s subsidiary PGI issued 300,000, 214,286, and 107,143 shares of ProGolf.com common stock from its holdings in ProGolf.com to Enercorp, Inc., LBO Capital, and CompuSonics Video Corporation respectively, at a value of $.60 per share in consideration of converting debt and accrued interest into equity.  This reduced the paid in capital of PGI in the amount of $372,857.

During 1999, the Company had borrowings from affiliated parties, in addition to those mentioned above, to finance its acquisition of PGOA and ProGolf.com.  These borrowings totaled $450,000, with interest at an annual rate of 10%.  In February 2000, these borrowings (and accrued interest totaling $30,000) were converted into 8,000 shares of PGI common stock at $60 per share.

3.

DEBT

On December 31, 2002 the Company’s debt for continuing operations was $10,451,000 owed to a bank, affiliates and others.  This compares to $9,961,000 for December 31, 2001.  The increase from 2002 is principally due increases in advances from related parties.

The Company has a note payable to Bradford Hooker in the amount of $335,000 dated June 22, 1999.  The note has an annual interest rate of 10% with interest to be paid quarterly.  The note was due July 31, 2000.  Accrued interest on the note was $83,750 and $50,250 for the current and prior years ended December 31, 2002 and 2001, respectively.

The Company has a note payable to Timothy Hooker in the amount of $335,000 dated June 22, 1999.  The note has an annual interest rate of 10% with interest to be paid quarterly.  The note was due July 31, 2000.  Accrued interest on the note was $83,750 and $50,250 for the current and prior years ended December 31 2002 and 2001, respectively.

In July of 2001, PGI obtained a loan of $1,440,000 from Woodward Partners.  Proceeds of this loan were used to pay loan principle on PGI’s bank loan with Comerica.  Ajay Sports, Inc. and PGOA guarantee the loan.  The chairman of both Ajay Sports and PGOA is a shareholder in 1001 Woodward, Inc.  No principle payments were made on the loan in 2002 or 2001.  Accrued interest on the note was $223,365 and $65,586 at December 31, 2002 and 2001, respectively.

From July 11, 1997 until June 30, 1998 the Company shared in a combined credit agreement with Williams (the “Joint Loan”).  As of June 30, 1998 the Company restructured its credit facility with Wells to separate from the joint and several credit facility with Williams.  This credit facility eliminated cross collateral and guarantee agreements involving the Company and Williams.  The revolving loan facility allowed the Company to borrow up to the lesser of $9,500,000 or the Borrowing Base.  The Borrowing Base consisted of a formula including certain eligible receivables, inventories and letters of credit at rates established by Wells.

The proceeds from the Joint Loan were used to repay the Company’s and Williams then outstanding loans from the previous lender, U.S. Bank, except for a bridge loan in the total amount of $2,140,000 to the Company by U.S. Bank.  This bridge loan is to be repaid from the sale of assets and/or excess cash flows of Williams and/or the Company, and is guaranteed up to $1,000,000 by the Company’s president.  The balance owed on this bridge loan at December 31, 2000 is $1,315,000.  In connection with the 1998 credit facility restructuring, the Company was advanced $2,000,000 of additional funds by Williams and Williams converted $5,000,000 of company debt into preferred stock.  (See Note 14.)

At December 31, 2002 the Company was liable to Comerica Bank in the amount of $6,570,000 on a master-revolving note entered into to effect the acquisition of PGOA and ProGolf.com.  The note had been extended through April 30, 2005 under a forbearance agreement.  The Company anticipates refinancing this loan into an amortizing long-term loan during the first half of 2005.  (See Note 13.)

The Company’s Bank borrowings for continuing operations consisted of the following (dollars in thousands):

	December 31,
Revolving credit facility:	2002	2001
Master revolving note:
Balance	$6,570	$6,453
Weighted average interest rate	12.4%	11.4%
Average amount outstanding
during the period	$6,512	$7,303

Debt payments for continuing operations are estimated to be as scheduled (dollars in thousands):

2003	$9,791
2004	$0
2005	$0
2006	$660
2007 and thereafter	$0

The seasonal nature of the Company's revenues creates fluctuating demands on its cash flow.  The Company has relied and continues to rely heavily on the internal cash flow for its golf franchising business.  New capital will need to be raised for the planned expansion of Pro Golf.

PG.Com had a promissory note payable to Meritage Technologies, Inc. in the amount of $76,910 dated February 14, 2002.  The note was non-interest bearing and required 11 payments of $3,000 beginning February 28, 2002, with the balance of $43,910 due January 31, 2003.    The note balance was $55,910 at December 31, 2002.

4.

INCOME TAXES

As discussed in Note 2, the Company adopted SFAS No. 109 at the beginning of 1992.  There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.  The actual income tax expense (benefit) differs from the statutory income tax expense (benefit) as follows (in thousands):

	December 31,
	2002	2001
Statutory tax expense (benefit)	$56	($441)
Utilization of net operating
loss carryforward	0	0
Loss producing no current
tax benefit	0	0
	$ 56	$ (441)

   The components of the net deferred tax asset/liability were as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets
Accrued expenses	$0	$0
Reserves	0	0
Amortization	223	397
NOL carryforward	9,600	8,225
Valuation allowance	(7,987)	(6,730)
Subtotal	1,836	1,892
Deferred tax liability, principally depreciation	0	0
Net	$1,836	$1,892

At December 31, 2001, the Company assessed its past earnings history and trends, budgeted sales, and expiration dates of carry forwards and has determined that it is not likely that that a majority of its deferred tax assets will not be realized.

The Company has net operating loss carry forwards for Federal tax purposes of approximately $28,000,000 at December 31, 2002, which expire in varying amounts in the years 2006 through 2022.  Substantial operating loss carry forwards are available to offset future state taxable income of the Company, which expire in varying amounts in the years 2006 through 2021.  Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

5.

STOCKHOLDERS' EQUITY

(a)

Preferred Stock

The Company has 12,500 shares of Preferred Series B stock outstanding, with a conversion rate as of December 31, 2002 of 92.5926 common shares for each share of preferred stock.

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

At December 31, 2002 and 2001, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,406,575 and $1,306,575, respectively.  Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996.  No dividends were declared or paid for 2002 or 2001.  At December 31, 2002 and 2001, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $1,542,412 and $1,300,352, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

6.

LEASES

Future aggregate minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

2003	$167,250
2004 and thereafter	0
$167,250

Total rental expense of the Pro Golf operating companies under operating leases was $119,826 and $120,000 for the years ended December 31, 2002 and 2001, respectively.  The Company has negotiated a month-to-month lease agreement that began on April 1, 2003 and contains minimum monthly payments of $13,937.

7.

NET (LOSS) PER COMMON SHARE

Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends of ($341,000) for 2002 and 2001, by the weighted average number of common shares outstanding.   No warrants were exercised during 2002 or 2001.

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

8.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid by the Pro Golf operating companies for interest was $804,486 and $870,024 for the years ended December 31, 2002 and 2001, respectively.

Non cash financing and investing transactions were as follows:

In July 2000, the Company, through its subsidiaries PGI and PGOA, acquired golf real estate in Birch Run, Michigan and vacant land in Vero Beach, Florida in exchange for 108,334 shares of common stock of its PGI subsidiary.  The estimated fair market value of the property acquired was $13,000,000 less related debt of $6,500,000.  In 2001, the stock issue was cancelled and the related property and debt were written off.  The Birch Run property was taken through a foreclosure sale in October 2002.  No liability to Ajay is expected in excess of the value of the property surrendered.

PGOA declared dividends of $1,385,000 in 2002.  The Company received $560,074 of intercompany and related party receivables of $824,242 in debt reduction from PGOA as payment of the dividends in the year 2002.

In February 2002, PG.Com exchanged a note payable with Meritage Technologies, Inc. as a reclassification of accounts payable.

As described in Note 4, PG.Com exchanged a promissory note for a reduction of trade accounts payable.  This was considered a non-cash transaction for the statement of cash flows.

9.

COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims in the normal course of business which management intends to vigorously contest.  The outcomes of these claims are not expected to have a material adverse affect on the Company's consolidated financial position or results of operations.  (See Note 13)

10.

ACQUISITIONS

In June 1999, Ajay, through a newly formed majority owned subsidiary, PGI, acquired 100% of the outstanding ownership interests of PGOA and ProGolf.com.  This acquisition was accounted for using the purchase method of accounting.  The results of operations of the acquired companies have been included in Ajay’s consolidated financial statements from the date of acquisition.  Intercompany accounts and transactions between the acquired companies and Ajay have been eliminated.

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

11.

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

The net assets and liabilities of the discontinued operations have been recorded at net realizable value under the caption “Net liabilities of discontinued operations” in the accompanying Balance Sheet at December 31, 2002 and 2001 and consist of the following (in thousands):

	2002	2001
Accounts payable	$687	$751
Loans payable	8,047	7,431
Net liabilities of discontinued operations	$8,734	$8,182

12.

SUBSEQUENT EVENTS

An endorsement agreement between Gary Player Group, Inc. (“GPG”) and PGOA was terminated as of January 12, 2001.  The Gary Player Group demanded $172,500 for the remainder of the endorsement agreement.  The suit was settled in 2003 and PGOA paid the Gary Player Group $22,500.

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

In February 2003, the Company negotiated a settlement with Orlimar Golf Company on a dispute over amounts allegedly owed to Orlimar by Ajay’s subsidiary Prestige Golf.  The settlement calls for 36 monthly payments of $2,000 and for Orlimar to participate at no additional cost in PGOA’s national advertising for one year.   This amount was settled and paid in full during 2004.

In January 2004, the Company terminated an employee.  The employee is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels the employee’s claim is without merit and has filed a counter-suite against the former employee.  The case is in the discovery state and proceeding.

Wells Fargo held the deed of trust on a piece of real estate in Boulder Colorado as collateral for its notes.  In 2002, Wells Fargo initiated foreclosure of its deed of trust and the public trustee’s sale was held on November 20, 2002.  Wells Fargo submitted the highest bid for the real property, and accordingly, was the holder of the Certificate of Purchase.  On March 10, 2003, Wells Fargo agreed to sell its Certificate of Purchase to a third party for the amount of $300,000.

On May 14, 2004, PGI was granted an extension of its forbearance agreement by Comerica Bank through April 30, 2005.  The interest rate remains unchanged, however, principal payments of $40,000 per month must be made on the first day of the month beginning May 1, 2004.  Additionally, it requires the Company and the guarantors of the loan to pay the bank a minimum of $1,500,000 from the sale of preferred stock by November 1, 2004.  All liabilities of the Company and the Itin’s owed to Comerica Bank shall be paid in full by April 30, 2005.  The Company is aggressively seeking to obtain alternate financing through debt or equity as required by the lender.  The Company’s future prosperity depends on management’s success in implementing these plans.

During 2004, the Company negotiated total payments of $21,000 to Meritage Technologies, Inc. as the final amount due under the obligation for the PG.Com promissory note.  At the time of the note payoff, the Company received forgiveness of debt in the amount of $21,495.

PGOA is a guarantor of debt owed by CEO, Tom Itin and his spouse to Comerica Bank.  At December 31, 2003, the total debt owed to Comerica by the Itin’s is $2,709,425.  As discussed in Note 2, PGI paid $68,865 on the Itin’s behalf to Comerica Bank related to these loans.  The payments were applied to Woodward Partners, Inc., accrued interest payable on PGI’s books.

EXHIBIT   21

LIST OF SUBSIDIARIES

SUBSIDIARIES

STATE OF INCORPORATION

    Pro Golf International, Inc.

Delaware

    Pro Golf of America, Inc.

Michigan

    ProGolf.com, Inc.

Delaware

    Pro Golf Worldwide, Inc.

Delaware

    Ajay Leisure Products, Inc.

Delaware

    Leisure Life, Inc.

Tennessee

    Palm Springs Golf, Inc.

Colorado

    Prestige Golf Corp.

Delaware

    Pro Golf Domes, Inc.

Michigan

EXHIBIT 23.1

J L Stephan Co PC

Certified Public Accountants

862 East Eighth Street

Traverse City, Michigan 49686

INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in the Registration Statement of Ajay Sports, Inc. and Subsidiaries on Form S-8 of our report dated January 6, 2005 appearing in this Annual Report on Form 10-K of Ajay Sports, Inc. and Subsidiaries for the years ended December 31, 2002 and 2001.

/s/ J L Stephan Co P.C.

- --------------------

J L Stephan Co P.C.

Traverse City, Michigan

January 6, 2005

EXHIBIT 27

<NAME>

Ajay Sports, Inc.

<MULTIPLIER>

1,000

<CURRENCY>

US Dollar


<PERIOD-TYPE>

12-MOS

<FISCAL-YEAR-END>

DEC-31-2002

<PERIOD-START>

JAN-01-2002

<PERIOD-END>

DEC-31-2002

<EXCHANGE-RATE>

1

<CASH>

55

<SECURITIES>

55

<RECEIVABLES>

869

<ALLOWANCES>

213

<INVENTORY>

11

<CURRENT-ASSETS>

1,126

<PP&E>

87

<DEPRECIATION>

18

<TOTAL-ASSETS>

9,502

<CURRENT-LIABILITIES>

10,899

<BONDS>

0

<PREFERRED-MANDATORY>

2,084

<PREFERRED>

1,250

<COMMON>

43

<OTHER-SE>

(14,026)

<TOTAL-LIABILITY-AND-EQUITY>

9,502

<SALES>

2,999

<TOTAL-REVENUES>

2,999

<CGS>

15

<TOTAL-COSTS>

2,202

<OTHER-EXPENSES>

5

<LOSS-PROVISION>

0

<INTEREST-EXPENSE>

1,119

<INCOME-PRETAX>

(336)

<INCOME-TAX>

56

<EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES>

(63)

<INCOME-CONTINUING>

(455)

<DISCONTINUED>

(558)

<EXTRAORDINARY>

0

<CHANGES>

0

<NET-INCOME>

(1,013)

<EPS-BASIC>

(0.24)

<EPS-DILUTED>

(0.24)



</TEXT>

</DOCUMENT>

</SEC-DOCUMENT>

-----END PRIVACY-ENHANCED MESSAGE-----