Form 10QSB
period 2003-03-31
AJAY SPORTS INC
filed 2005-12-30
CIK 854858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2003

Commission file number 0-18204

Ajay Sports, Inc

Delaware	39-1644025
State or Other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

37735 Enterprise Ct, Suite 600, Farmington Hills, MI 48331

(248) 489-9495

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

Yes [ ]   No [X]

The number of shares outstanding of the Registrant’s $.01 par value common stock at December 30, 2005 was 4,257,163.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS
Current Assets
Cash………………………………………………………………….	$ 42	$ 55
Accounts receivable, net………………………………….	743	656
Investment in marketable securities………………	71	55
Inventories……………………………………………………….	21	11
Prepaid expenses and other current assets……	322	349
Total current assets………………………………….	1,199	1,126
Fixed assets, net………………………………………………	66	69
Due from affiliates	40	103
Intangibles, net………………………………………………..	6,367	6,368
Deferred tax benefit…………………………………………	1,929	1,836
	$ 9,601	$ 9,502
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable……………………………………………	$ 766	$ 692
Accrued expenses and other liabilities……………	483	416
Note payable – related party…………………………..	2,265	1,556
Note payable – bank………………………………………..	6,353	6,570
Note payable – other………………………………………	1,530	1,665
Total current liabilities………………………………	11,397	10,899
Long-term liabilities
Accrued expenses – non-current……………………. Note payable – long term	23 677	13 660
Net liabilities of discontinued operations…………	8,647	8,734
Total liabilities Minority interest in subsidiary……………………………….	20,744 (161)	20,306 (155)

Shareholders’ Equity
Preferred Stock – 10,000,000 shares authorized…………………………………………………………	1,250	1,250
Series C, $.01 par value, 208,439 shares outstanding at stated cost……………………………….	2,084	2,084
Series D, $.01 par value, 6,000,000 shares outstanding at stated cost……………………………….	60	60
Common stock, $.01 par value, 100,000,000 shares authorized, 4,257,163 shares issued and outstanding ………….	43	43
Additional paid-in capital…………………………………	18,344	18,344
Accumulated deficit…………………………………………	(32,456)	(32,107)
Accumulated other comprehensive income…….	(307)	(323)
Total shareholders’ equity…………………………	(10,982)	(10,649)
	$ 9,601	$ 9,502

See notes to consolidated financial statements.

#

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales…………………………………………………………………………..	$ 663	$ 463
Cost of sales…………………………………………………………………….	1	14
Gross profit………………………………………………………………..	662	449

Selling, general and administrative expense………………….	639	557
Operating income…………………………………………………………….	23	(108)
Non-operating expenses
Interest expense, net…………………………………………………	392	396
Other, net……………………………………………………………………	28	89
Total non-operating expenses…………………………………………	420	485
Loss before minority interest and income taxes…………….	(397)	(593)
Minority interest in income (loss) of subsidiary……………..	6	19
Loss before income taxes………………………………………………..	(391)	(574)
Income tax benefit…………………………………………………………..	(93)	(160)
Net loss from continuing operations……………………………….	(298)	(414)

Discontinued Operations
Interest expense from discontinued furniture operations	(51)	0
		0
Net loss…………………………………………………………………………….	$ (349)	$ (414)

Earnings (loss) per share – primary
Income (loss) from continuing operations………………………	$ (.07)	$ (.09)
Weighted average common shares outstanding	4,289	4,600

See notes to consolidated financial statements.

#

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March, 31
	2003	2002
Cash Flows from operating activities:
Net loss	$(349)	$ (414)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	28	97
Changes in assets and liabilities
Trade accounts receivable, net (Increase) decrease in inventories	(87) (10)	128 0
Prepaid expenses and other current assets	3	20
Trade accounts payable Deferred tax benefits	74 (93)	6 (159)
Accrued expenses	77	60
Net cash used in operating activities	(357)	(311)

Cash flows from financing activities
Net change in notes payable	(352)	293

Minority interest in loss of subsidiary	(6)	268
Net cash provided by (used in) financing activities of continuing operations	(358)	561

Cash flows from investing activities
Increase in intangibles	0	(313)
Increase in due to affiliates	789	(9)
Net cash provided by (used in) investing activities Cash flows from discontinued operations	789	(322)
Cash used in discontinued operations	(87)	0

Net decrease in cash	(13)	(72)
Cash at beginning of period	55	107
Cash at end of period	$42	$ 35

Cash paid for interest                                                                            $155                     $    49

See notes to consolidated financial statements.

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

AJAY SPORTS, INC.

Notes to consolidated condensed unaudited Financial Statements

1.

 The Company

Ajay Sports, Inc. (the "Company”) owns Pro Golf of America, Inc., the world’s largest franchiser of  “golf only” retail stores, with over 123 stores in the United States, Canada and Europe.  The Company operates the franchise segment of its business through Pro Golf International, Inc. (“PGI”), a majority-owned subsidiary, which was formed during 1999 and owns 100% of the outstanding stock of Pro Golf of America, Inc. (“PGOA” or “Pro Golf”) and a majority of the stock of ProGolf.com, Inc. (“PG.com”). PGOA is the franchiser of Pro Golf Discount® retail golf stores (“PGD stores”).  ProGolf.com is a company formed to help drive traffic to its franchisee stores and to facilitate the sale of golf equipment and other golf-related and sporting goods products and services over the Internet.

PGOA provides services to its franchisees in exchange for initial franchise fees and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods by its recently introduced Internet site, ProGolf.com.

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 33735 Enterprise Ct, Suite 600, Farmington Hills, MI 48334, where its telephone number is (248) 994-0553.

2. Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared by Ajay Sports, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.  These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

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

5.  Commitments and Contingencies

In January 2004, Ronald Silberstein, the former Chief Financial Officer of the Company, who was serving at will, was terminated from employment.  Mr. Silberstein is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels that Mr. Silberstein’s claim is without merit and has filed a counter-suit against Mr. Silberstein.  Discovery has recently been completed in the case, and we are now going trough the case evaluation, facilitation and pre-trial motion stages before proceeding to trial.  During the discovery stages and through numerous depositions, management learned that Mr. Silberstein was receiving monetary compensation for using specific vendors and not reporting that compensation to the Board of Directors, Shareholders or the SEC.  Management has demanded that Mr. Silberstein provide details of all such transactions in order to properly report such transactions.  As a result of these efforts, management has evaluated the benefit of all vendor relationships, no matter how immaterial to the operations, and has terminated relationships with those vendors who knowingly and improperly provided benefits to Mr. Silberstein.  Upon receipt of additional facts, Management will properly report its findings to the Board of Directors, Shareholders, SEC and State of Michigan Certified Accounting Board.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in the report.

Results of Operations

For the 3 months ended March 31, 2003, the company incurred a net loss of $349,000, as compared to a net loss of $414,000 for the 3 months ended March 31, 2002, an improvement of 16%.  This improvement was accomplished mainly through the addition of 2 new franchise locations and the reduction in operating expenses.  Net operating income (EBITDA) was $21,323 which was an improvement of $129,691 versus the prior year.

Net sales increased44% as compared to the same period in the prior year.  The increase in net sales for the 1st quarter is mainly attributable to the recording of advertising revenue in the amount of $142,000, that was offset with corresponding advertising expenses.  Net sales were up 13% by taking out the increased advertising revenue.  Royalties were $389,234 which was a decrease of 10% in the 1st quarter compared to prior year.  The decrease in royalties is due to a decline in the number of franchise locations.  There were 2 new franchise locations added in the 1st quarter, generating $99,000 in franchise fees, a 100% increase over the prior year.  Miscellaneous income was $35,527, an increase of 22% in the 1st quarter, mainly due to a strong increase in licensing revenue.

Selling, general and administrative expenses (“SG&A”) increased in the 3 months ended March 31, 2003 by 15% versus the 3 months ended March 31, 2002, mainly due to the $141,314 increase in advertising expenses.  SG&A expenses were down 11% by taking out the increased advertising expenses.  Compensation and benefits were down 28% in the 1st quarter due to the decreased number of personnel.  Commissions were up 77% due to the signing of 2 new franchise locations in the 1st quarter.  Legal fees were down 17% and accounting charges were also down 22%.  Rental expense was up 41% due to the elimination of a tenant from the prior year.  Travel was up 75% due to increased management travel and field visitations.  Miscellaneous expenses were down 11% in the quarter.

Cost of sales recorded no change from the prior year.

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

At March 31, 2003 and  December 31, 2002, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,431,575 and $1,406,575, respectively.  Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996.  At March 31, 2003 and December 31, 2002, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $1,602,927 and $1,542,412, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures as of March 31, 2003, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2003 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The chief executive officer and chief financial officer have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report except as to the deficiencies described below. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management intends to implement the changes described below. In the past the Company has not filed on a timely basis certain of its quarterly Forms 10-QSB and annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates. This, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting. The Company seeks to implement a short and long term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings that are normal to its businesses.  The Company believes that none of this litigation is likely to have a material adverse effect on its financial condition or operations.

In January 2004, Ronald Silberstein, the former Chief Financial Officer of the Company, who was serving at will, was terminated from employment.  Mr. Silberstein is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels that Mr. Silberstein’s claim is without merit and has filed a counter-suit against Mr. Silberstein.  Discovery has recently been completed in the case, and we are now going trough the case evaluation, facilitation and pre-trial motion stages before proceeding to trial.  During the discovery stages and through numerous depositions, management learned that Mr. Silberstein was receiving monetary compensation for using specific vendors and not reporting that compensation to the Board of Directors, Shareholders or the SEC.  Management has demanded that Mr. Silberstein provide details of all such transactions in order to properly report such transactions.  As a result of these efforts, management has evaluated the benefit of all vendor relationships, no matter how immaterial to the operations, and has terminated relationships with those vendors who knowingly and improperly provided benefits to Mr. Silberstein.  Upon receipt of additional facts, Management will properly report its findings to the Board of Directors, Shareholders, SEC and State of Michigan Certified Accounting Board.

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

Date: December 30, 2005

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended March 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chairman and Chief Executive Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: December 30, 2005

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended March 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Brian T. Donnelly, President and Chief Operating Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: December 30, 2005

#