Form 10QSB
period 2003-06-30
AJAY SPORTS INC
filed 2006-01-06
CIK 854858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

Commission file number 0-18204

Ajay Sports, Inc

Delaware	39-1644025
State or Other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

37735 Enterprise Ct, Suite 600, Farmington Hills, MI 48331

(248) 994-0553

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

Yes [ ]   No [X]

The number of shares outstanding of the Registrant’s $.01 par value common stock at January 6, 2006 was 4,257,163.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS	June 30, 2003 (Unaudited)	December 31 2002
Current Assets
Cash	$ 45	$ 55
Accounts receivable, net of allowance for doubtful accounts	462	656
Investments in marketable securities	66	55
Inventories	26	11
Prepaid expenses and other current assets	297	349
Total current assets	896	1,126
Other assets
Fixed assets, net of depreciation	63	69
Due from affiliates	425	103
Intangibles, net of amortization	6,366	6,368
Deferred tax benefit	1,934	1,836
Other assets	0	155
Total other assets	8,788	8,531
TOTAL ASSETS	$ 9,684	$ 9,657

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 754	$ 692
Accrued expenses and other liabilities	524	416
Note payable - related party	8,527	7,776
Note payable - bank	6,626	6,570
Note payable - other	1,560	1,665
Total current liabilities	17,991	17,119
Long-term liabilities
Accrued expenses - non current	23	13
Net liabilities of discontinued operations	3,017	3,174
Total long term liabilities	3,040	3,187
TOTAL LIABILITIES	21,031	20,306

Shareholders' Equity
Preferred Stock- 10,000,000 shares authorized
Series B, $0.01 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $0.01 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,257,163 shares issued and outstanding	43	43
Additional paid - in capital	18,345	18,344
Accumulated deficit	(32,817)	(32,107)
Accumulated other comprehensive loss	(312)	(323)
Total shareholders' equity	(11,347)	(10,649)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 9,684	$ 9,657

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30		Six Months ended June 30
	2003	2002	2003	2002

Net Sales Revenues	$ 871	$ 867	$ 1,537	$ 1,330
Cost of Sales	0	1	2	15
Gross Profit	871	866	1,535	1,315

Selling, general and administrative expense	673	536	1,312	1,093
Income from operations	198	330	223	222
Non-operating expenses
Net Interest expense	(329)	(423)	(721)	(782)
Other expenses	(28)	(94)	(56)	(183)
Total non operating expenses	(357)	(517)	(777)	(965)
Loss before minority interest and income taxes	(159)	(187)	(555)	(743)
Minority interest income (loss) of subsidiary	(161)	93	(155)	105
Loss before income taxes	(320)	(94)	(710)	(638)
Income tax benefit (expense)	6	(13)	98	173
Net loss from continuing operations	(315)	(81)	(611)	(465)
Discontinued operations
Interest expense from discontinued
furniture operations	(47)	(81)	(99)	(118)
Net loss	(361)	(162)	(711)	(583)
Loss per share -primary
Loss from continuing operations	$ (0.08)	$ (0.04)	$ (0.17)	$ (0.14)
Weighted average common shares outstanding	4,257	4,257	4,257	4,257

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$ (711)	$ (583)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	56	182
Changes in current assets and liabilities
(Increase) Decrease in accounts receivable	194	(215)
(Increase) Decrease in inventories	(15)	1
Decrease in prepaid expenses and other current assets	51	12
Increase (Decrease) in accounts payable	62	(119)
Increase in deferred tax benefits	(98)	(173)
Increase in accrued expenses and other liabilities	118	569
Discontinued operations interest accrued	99	118
Increase in interest payable	461	293
Total adjustments	929	668
Net cash from operating activities	219	85

Cash flows from financing activities
Payments of notes payable	(53)	(100)
Increase in advances to affiliates	(322)	(9)
Decrease in minority interest in loss of subsidiary	155	(105)
Net cash used in financing activities	(219)	(214)

Cash flows from investing activities
Net change in fixed assets	0	0
Net cash from investing activities	0	0

Cash flows from discontinued operations
Cash used in discontinued operations	(10)	0
	(10)	0
Net decrease in cash	(10)	(129)
Cash at the beginning of period	55	107
Cash at the end of period	$ 45	$ (22)
Cash paid for interest	215	248

See notes to consolidated financial statements.

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

5.  Reclassification of certain balance sheet accounts

Long term notes payable of $694, 000 and $660,000 at June 30, 2003 and December 31, 2002, respectively, have been reclassified to current liabilities, under notes payable- related party for this period ended June 30, 2003, therefore both June 30, 2003 and December 31, 2002 balance sheets reflect such adjustments. Also, note payable to Thomas Itin in the amount of $5,783, 000 and $ 5,560,000 at June 30, 2003 and December 31, 2002, respectively, was reclassified from discontinued operations liabilities to notes payable-related party in both June 30, 2003 and December 31, 2002 balance sheets.

Certain other 2002 amounts were reclassified to conform with presentations adopted in 2003.

6.  Subsequent Events

Effective August 30, 2005 Ajay Sports and its subsidiaries (Ajay party)  announced the negotiated Mutual General Release of the debt owed by Ajay to Wells Fargo Bank.  The outstanding balance of this debt was approximately $2.4 million, as of December 31, 2002, and interest had been accruing through August 30, 2005, the date of negotiated Mutual General Release.  Ajay party paid $11,500 to Wells Fargo Bank, and agreed to transfer and quitclaim to Wells Fargo Bank all the rights and interests of the collateral, which included 156,719 common shares of Williams Controls, Inc stock (WMCO), in exchange for the mutual release and discharge of all claims involving Ajay party and Wells Fargo Bank. Financial statements for the period covered by this report do not reflect such subsequent event.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in the report.

Results of Operations

For the 3 months ended June 30, 2003, the company incurred a net loss of $361,000, as compared to a net loss of $162,000 for the 3 months ended June 30, 2002, a decline of 65%.  This decline was mainly due to the write off of minority interest loss, an increase of SG&A expenses and an increase in losses from continuing operations.

Net sales and cost of sales for the 3 months ended June 30, 2003, did not change significantly compared to the previous 2002 period.

Selling, general and administrative expenses (“SG&A”) increased in the 3 months ended June 30, 2003 by 25.5% versus the 3 months ended June 30, 2002, mainly due to increased legal and bad debt expenses for the period.

Net Interest Expenses for the 3 months ended June 30, 2003, decreased by 22% versus the 3 months ended June 30, 2002, mainly due to the declining interest rate charges over the period.

For the 6 months ended June 30, 2003, the company incurred a net loss of $711,000, as compared to a net loss of $583,000 for the 6 months ended June 30, 2002, a decline of 18%.  This decline was mainly due to the write off of minority interest loss.

Net sales and SG&A for the 6 months ended June 30, 2003, increased 15.5% and 20% respectively compared to the previous 2002 period, resulting in a minor improvement in Income from Operations.

Non-Operating Expenses declined by 19.5% for the 6 months ended June 30, 2003 compared to the previous 2002 period, mainly due to a decrease in interest expenses for the period.

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

Dividends

Holders of shares of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available.  The Company has not paid any dividends on its Common Stock and intends to retain future earnings to finance the development and expansion of its business.  The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, bank credit agreement restrictions and the financial condition of the Company. Holders of the Company’s Series B Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of 8% based on a stated value of $100 per Series B share, or $8 per Series B share per year. Holders of the Company’s Series C Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of $1.00 per share.  Due to a shortage of operating funds to run the business, dividends on both series B and C preferred stock have not been paid since January 1997.  Until the Company has cash available for dividends, it does not anticipate declaring or paying dividends on its Series B and C preferred stock.

At June 30, 2003 and December 31, 2002, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,456,575 and $1,406,575, respectively.  Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996.  At June 30, 2003 and December 31, 2002, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $1,646,632 and $1,542,412, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures as of June 30, 2003, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2003 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

In January 2004, Ronald Silberstein, the former Chief Financial Officer of the Company, who was serving at will, was terminated from employment.  Mr. Silberstein is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels that Mr. Silberstein’s claim is without merit and has filed a counter-suit against Mr. Silberstein.  Discovery is now complete in the case, and we are now going through the settlement conference phase and awaiting the facilitation stage before proceeding to trial. During the discovery stages and through numerous depositions, management learned that Mr. Silberstein was receiving monetary compensation for using specific vendors and not reporting that compensation to the Board of Directors, Shareholders or the SEC.  Management has demanded that Mr. Silberstein provide details of all such transactions in order to properly report such transactions.  As a result of these efforts, management has evaluated the benefit of all vendor relationships, no matter how immaterial to the operations, and has terminated relationships with those vendors who knowingly and improperly provided benefits to Mr. Silberstein.  Upon receipt of additional facts, Management will properly report its findings to the Board of Directors, Shareholders, SEC and State of Michigan Certified Accounting Board.

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

Date: January 06, 2006

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended June 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chairman and Chief Executive Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: January 06, 2006

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended June 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Brian T. Donnelly, President and Chief Operating Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: January 06, 2006