Form 10QSB
period 2003-09-30
AJAY SPORTS INC
filed 2006-01-13
CIK 854858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

Commission file number 0-18204

Ajay Sports, Inc

Delaware	39-1644025
State or Other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

37735 Enterprise Court, Suite 600, Farmington Hills, MI 48331

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

Yes [ ]   No [X]

The number of shares outstanding of the Registrant’s $.01 par value common stock at January 13, 2006 was 4,257,163.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	September 30, 2003 (Unaudited)	December 31, 2002
Current Assets
Cash	$ 230	$ 55
Accounts receivable, net of allowance for doubtful accounts	418	656
Investments in marketable securities	85	55
Inventories	24	11
Prepaid expenses and other current assets	200	349
Total current assets	957	1,126
Other assets
Fixed assets, net of depreciation	64	69
Due from affiliates	424	103
Intangibles, net of amortization	6,365	6,368
Deferred tax benefit	1,847	1,836
Other assets	16	155
Total other assets	8,716	8,531
TOTAL ASSETS	$ 9,673	$ 9,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 451	$ 692
Accrued expenses and other liabilities	655	416
Note payable - related party	8,650	7,776
Note payable - bank	6,652	6,570
Note payable - other	1,590	1,665
Total current liabilities	17,999	17,119
Long-term liabilities
Accrued expenses - non current	25	13
Net liabilities of discontinued operations	3,003	3,174
Total long term liabilities	3,028	3,187
TOTAL LIABILITIES	21,027	20,306

Shareholders' Equity
Preferred Stock- 10,000,000 shares authorized
Series B, $0.01 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $0.01 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,257,163 shares issued and outstanding	43	43
Additional paid - in capital	18,345	18,344
Accumulated deficit	(32,842)	(32,107)
Accumulated other comprehensive loss	(294)	(323)
Total shareholders' equity	(11,354)	(10,649)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 9,673	$ 9,657

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30		Nine Months ended September 30
	2003	2002	2003	2002

Net Sales Revenues	$ 1,052	$ 733	$ 2,589	$ 2,063
Cost of Sales	0	0	2	15
Gross Profit	1,052	733	2,587	2,048

Selling, general and administrative expense	769	534	2,081	1,627
Income from operations	283	199	506	421
Non-operating expenses
Net Interest expense	(258)	(303)	(979)	(885)
Other net income (expenses)	86	(86)	30	(269)
Total non operating expenses	(172)	(389)	(949)	(1,154)
Income (Loss) before minority interest and income taxes	110	(190)	(444)	(733)
Minority interest income (loss) of subsidiary	0	(69)	(155)	36
Income (Loss) before income taxes	111	(259)	(598)	(697)
Income tax (benefit) expense	87	(55)	(11)	(228)
Net Income (loss) from continuing operations	24	(204)	(587)	(469)
Discontinued operations
Interest expense from discontinued
furniture operations	(50)	(205)	(149)	(523)
Net loss	(26)	(409)	(736)	(992)
Loss per share -primary
Loss from continuing operations	$ (0.01)	$ (0.10)	$ (0.17)	$ (0.23)
Weighted average common shares outstanding	4,257	4,257	4,257	4,257

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months ended September 30
	2003	2002
Cash flows from operating activities:
Net loss	$ (736)	$ (992)
Adjustments to reconcile net loss to net cash
inform operating activities
Depreciation and amortization	84	231
Changes in current assets and liabilities
(Increase) Decrease in accounts receivable	238	89
(Increase) Decrease in inventories	(13)	1
Decrease in prepaid expenses and other current assets	149	22
Increase (Decrease) in accounts payable	(241)	20
Increase in deferred tax benefits	(11)	(229)
Increase (Decrease) in accrued expenses and other liabilities	250	(9)
Discontinued operations interest accrued	149	764
Increase in interest payable	538	203
Minority interest in loss of subsidiary	155	(37)
Total adjustments	1,298	1,055
Net cash from operating activities	562	63

Cash flows from financing activities
Payments on notes payable	(50)	(100)
Increase in advances to affiliates	(321)	(9)
Net cash used in financing activities	(371)	(109)

Cash flows from investing activities
Net change in fixed assets	-	4
Net cash from investing activities	-	4

Cash flows from discontinued operations
Cash used in discontinued operations	(16)	0
	(16)	0
Net increase (decrease) in cash	175	(42)
Cash at the beginning of period	55	107
Cash at the end of period	$ 230	$ 65

Cash paid for interest	270	485

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 37735 Enterprise Court, Suite 600, Farmington Hills, MI 48331, where its telephone number is (248) 994-0553.

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

6.  Subsequent Events

Effective August 30, 2005 Ajay Sports and its subsidiaries (Ajay party) announced the negotiated Mutual General Release of the debt owed by Ajay to Wells Fargo Bank.  The outstanding balance of this debt was approximately $2.4 million, as of September 30, 2003 and December 31, 2002, and interest had been accruing through August 30, 2005, the date of negotiated Mutual General Release.  Ajay party paid $11,500 to Wells Fargo Bank, and agreed to transfer and quitclaim to Wells Fargo Bank all the rights and interests of the collateral, which included 156,719 common shares of Williams Controls, Inc stock (WMCO), in exchange for the mutual release and discharge of all claims involving Ajay party and Wells Fargo Bank.  Financial statements for the period covered by this report do not reflect such subsequent event.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in the report.

Results of Operations

For the 3 months ended September 30, 2003, the company incurred a net loss of $26,000, as compared to a net loss of $409,000 for the 3 month period ended September 30, 2002, an improvement of 94%.  This improvement was mainly due to the increased revenue from the sale of new franchise locations (franchise fees), the reduction of interest expenses, the elimination of minority interest losses, and the reduction in losses from discontinued operations, offset by a modest increase in SG&A expenses.

Net sales for the 3 months ended September 30, 2003, improved by 44% compared to the previous 3 month period in September 30, 2002.  This increase was due to a modest increase in royalties, a very strong increase in franchise fees and a gain in advertising revenue.

Selling, general and administrative expenses (“SG&A”) increased in the 3 months ended September 30, 2003 by 44% versus the 3 months ended September 30, 2002, mainly due to significant increases in advertising expenses (well above the advertising revenue), a growth in legal fees and higher compensation levels mainly the result of the new franchise locations.

Net Interest Expenses (continuing and discontinued operations) for the 3 months ended September 30, 2003, decreased by 61% versus the 3 months ended September 30, 2002, mainly due to the declining interest rate charges and a significant decline in the interest expenses from discontinued operations.

For the 9 months ended September 30, 2003, the company incurred a net loss of $736,000, as compared to a net loss of $992,000 for the 9 month period ended September 30, 2002, an improvement of 26%.  This improvement was mainly due to the increased revenue from the sale of new franchise locations (franchise fees), a significant improvement in other net income, the reduction of interest expenses from discontinued operations, offset by a modest increase in SG&A expenses.

Net sales for the 9 months ended September 30, 2003, improved by 25% compared to the previous 9 month period in September 30, 2002.  This increase was due to a modest increase in royalties, a very strong increase in franchise fees and a gain in advertising revenue.

Selling, general and administrative expenses (“SG&A”) increased in the 9 months ended September 30, 2003 by 28% versus the 9 months ended September 30, 2002, mainly due to significant increases in advertising expenses (well above the advertising revenue), a growth in legal fees and higher compensation levels mainly the result of the new franchise locations.

Net Interest Expenses (continuing and discontinued operations) for the 9 months ended September 30, 2003, decreased by 20% versus the 9 months ended September 30, 2002, mainly due to a significant decline in the interest expenses from discontinued operations offset slightly by net interest expense increases.

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

Foreign Currency Risk

The Company conducts business globally in three currencies.  Currently, international royalty revenue accounts for approximately 5% of the Company’s total revenue.  These transactions expose the Company to fluctuations in currency exchange rates relative to the United States dollar.  Historically, the Company has been favorably impacted by the effects of fluctuation in currency exchange rates.

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

At September 30, 2003 and December 31, 2002, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,481,575 and $1,406,575, respectively.  Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996.  At September 30, 2003 and December 31, 2002, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $1,698,742 and $1,542,412, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures as of September 30, 2003, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2003 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

AJAY SPORTS, INC.

By:  /s/ THOMAS W. ITIN

       Thomas W. Itin

       Chairman and Chief Executive Officer

By:  /s/ BRIAN T. DONNELLY

       Brian T. Donnelly

       President and Chief Operating Officer

Date: January 13, 2006

CERTIFICATIONS  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended September 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Thomas W. Itin, Chairman and Chief Executive Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Thomas W. Itin

------------------------------------------

Chairman and Chief Executive Officer

Dated: January 13, 2006

CERTIFICATIONS  PURSUANT  TO 18  USC,  SECTION  1350, AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Report of Registrant on Form 10-QSB for the quarter ended September 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Brian T. Donnelly, President and Chief Operating Officer of the Registrant, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: January 13, 2006