Form 10QSB/A
period 2003-03-31
AJAY SPORTS INC
filed 2006-03-01
CIK 854858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 0-18204

Ajay Sports, Inc

Delaware	39-1644025
State or Other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

37735 Enterprise Court – Suite 600, Farmington Hills, MI 48331

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

Yes [ ]   No [X]

The number of shares outstanding of the Registrant’s $.01 par value common stock at February 28, 2006 was 4,257,163.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited) March 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash………………………………………………………………….	$ 42	$ 55
Accounts receivable, net………………………………….	743	656
Investment in marketable securities………………	71	55
Inventories……………………………………………………….	21	11
Prepaid expenses and other current assets……	322	349
Total current assets………………………………….	1,199	1,126
Fixed assets, net………………………………………………	66	69
Due from affiliates	40	103
Intangibles, net………………………………………………..	6,367	6,368
Deferred tax benefit…………………………………………	1,929	1,836
	$ 9,601	$ 9,502
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable……………………………………………	$ 766	$ 692
Accrued expenses and other liabilities……………	483	416
Note payable – related party…………………………..	2,265	1,556
Note payable – bank………………………………………..	6,353	6,570
Note payable – other………………………………………	1,530	1,665
Total current liabilities………………………………	11,397	10,899
Long-term liabilities
Accrued expenses – non-current……………………. Note payable – long term	23 677	13 660
Net liabilities of discontinued operations…………	8,032	8,734
Total liabilities Minority interest in subsidiary……………………………….	20,129 (161)	20,306 (155)

Shareholders’ Equity
Preferred Stock – 10,000,000 shares authorized…………………………………………………………
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding at stated cost……………	2,084	2,084
Series D, $.01 par value, 6,000,000 shares issued and outstanding…………………………….	60	60
Common stock, $.01 par value, 100,000,000 shares authorized, 4,289,322 issued, 4,257,163 outstanding and 32,147 shares in treasury………………………….	43	43
Additional paid-in capital…………………………………	18,344	18,344
Accumulated deficit…………………………………………	(31,841)	(32,107)
Accumulated other comprehensive loss…….	(307)	(323)
Total shareholders’ equity…………………………	(10,367)	(10,649)
	$ 9,601	$ 9,502

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales…………………………………………………………………………..	$ 663	$ 463
Cost of sales…………………………………………………………………….	1	14
Gross profit………………………………………………………………..	662	449

Selling, general and administrative expense………………….	639	557
Operating income…………………………………………………………….	23	(108)
Non-operating expenses
Interest expense, net…………………………………………………	392	396
Other, net……………………………………………………………………	28	89
Total non-operating expenses…………………………………………	420	485
Loss from continuing operations before income taxes and minority interest…………………………………………………………..….	(397)	(593)
Income tax benefit…………………………………………………………..	(93)	(160)
Loss from continuing operations before minority interest .	(304)	(433)
Minority interest in income of subsidiary……………..	6	19
Net loss from continuing operations……………………………….	(298)	(414)

Discontinued Operations
Interest expense from discontinued furniture operations	(51)	-
Gain from settlement of discontinued accounts payable
	615	-
Net income from discontinued operations	564	-
Net income (loss)………………………………………………………………….	$ 266	$ (414)

Undeclared preferred dividends	(85)	(85)
Net income (loss) available to common shareholders	181	(499)
Net income (loss) per common share – basic and diluted
Loss available to common shareholders from continuing operations	(0.09)	(0.12)
Income from discontinued operations	0.13	-
Net income (loss) available to common shareholders per common share	0.04	(0.12)
Weighted average common shares outstanding – basic and diluted	4,257	4,257

See notes to consolidated financial statements.

#

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March, 31
	2003	2002
Cash Flows from operating activities:
Net loss	$266	$ (414)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	28	97
Changes in assets and liabilities
Trade accounts receivable, net (Increase) decrease in inventories	(87) (10)	128 -
Prepaid expenses and other current assets	3	20
Trade accounts payable Deferred tax benefits	74 (93)	6 (159)
Accrued expenses	77	60
Gain from settlement of discontinued accounts payable	(615)	-
Net cash used in operating activities	(357)	(311)

Cash flows from financing activities
Net change in notes payable	(352)	293

Minority interest in loss of subsidiary	(6)	268
Net cash provided by (used in) financing activities of continuing operations	(358)	561

Cash flows from investing activities
Increase in intangibles	0	(313)
Increase in due to affiliates	789	(9)
Net cash provided by (used in) investing activities Cash flows from discontinued operations	789	(322)
Cash used in discontinued operations	(87)	-

Net decrease in cash	(13)	(72)
Cash at beginning of period	55	107
Cash at end of period	$42	$ 35

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

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 33735 Enterprise Court, Suite 600, Farmington Hills, MI 48331, where its telephone number is (248) 994-0553.

2. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by Ajay Sports, Inc., (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.  These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

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

3. Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful life of the asset.

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

Results of Operations

For the 3 months ended March 31, 2003, the company had net income of $266,007.  This improvement was accomplished mainly through a one time gain from settlement of discontinued accounts payable of $615,115 plus the addition of 2 new franchise locations and the reduction in operating expenses.  Net operating income (EBITDA) was $21,323 which was an improvement of $129,691 versus the prior year.

Net sales increased 44% as compared to the same period in the prior year.  The increase in net sales for the 1st quarter is mainly attributable to the recording of advertising revenue in the amount of $142,000 that was offset with corresponding advertising expenses.  Net sales were up 13% by taking out the increased advertising revenue.  Royalties were $389,234 which was a decrease of 10% in the 1st quarter compared to prior year.  The decrease in royalties is due to a decline in the number of franchise locations.  There were 2 new franchise locations added in the 1st quarter, generating $99,000 in franchise fees, a 100% increase over the prior year.  Miscellaneous income was $35,527, an increase of 22% in the 1st quarter, mainly due to a strong increase in licensing revenue.

Selling, general and administrative expenses (“SG&A”) increased in the 1st quarter by 15% mainly due to the $141,314 increase in advertising expenses.  SG&A expenses were down 11% by taking out the increased advertising expenses.  Compensation and benefits were down 28% in the 1st quarter due to the decreased number of personnel.  Commissions were up 77% due to the signing of 2 new franchise locations in the 1st quarter.  Legal fees were down 17% and accounting charges were also down 22%.  Rental expense was up 41% due to the elimination of a tenant from the prior year.  Travel was up 75% due to increased management travel and field visitations.  Miscellaneous expenses were down 11% in the quarter.

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

In January 2004, Ronald Silberstein, the former Chief Financial Officer of the Company, who was serving at will, was terminated from employment by unanimous vote of the board of directors.  Mr. Silberstein is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels that Mr. Silberstein’s claim is without merit and has filed a counter-suit against Mr. Silberstein.  Discovery is now complete in the case, and we are now awaiting the facilitation stage before proceeding to trial.

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

Date: February 28, 2006

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

Dated: February 28, 2006

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

Dated: February 28, 2006