Form 10QSB/A
period 2003-03-31
AJAY SPORTS INC
filed 2006-03-01
CIK 854858

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

Yes [ ]   No [X]

The number of shares outstanding of the Registrant’s $.01 par value common stock at February 28 , 2006 was 4,257,163.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS	June 30, 2003 (Unaudited)	December 31 2002
Current Assets
Cash	$ 45	$ 55
Accounts receivable, net of allowance for doubtful accounts	462	656
Investments in marketable securities	66	55
Inventories	26	11
Prepaid expenses and other current assets	297	349
Total current assets	896	1,126
Other assets
Fixed assets, net of depreciation	63	69
Due from affiliates	425	103
Intangibles, net of amortization	6,366	6,368
Deferred tax benefit	1,934	1,836
Other assets	0	155
Total other assets	8,788	8,531
TOTAL ASSETS	$ 9,684	$ 9,657

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 754	$ 692
Accrued expenses and other liabilities	524	416
Note payable - related party	8,527	7,776
Note payable - bank	6,626	6,570
Note payable - other	1,560	1,665
Total current liabilities	17,991	17,119
Long-term liabilities
Accrued expenses - non current	23	13
Net liabilities of discontinued operations	2,403	3,174
Total long term liabilities	2,425	3,187
TOTAL LIABILITIES	20,416	20,306

Shareholders' Equity
Preferred Stock- 10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,289,322 shares issued, 4,257,163 shares outstanding and 32,147 shares in treasury	43	43
Additional paid - in capital	18,345	18,344
Accumulated deficit	(32,202)	(32,107)
Accumulated other comprehensive loss	(312)	(323)
Total shareholders' equity	(10,732)	(10,649)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 9,684	$ 9,657

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30		Six Months ended June 30
	2003	2002	2003	2002

Net Sales Revenues	$ 871	$ 867	$ 1,537	$ 1,330
Cost of Sales	0	1	2	15
Gross Profit	871	866	1,535	1,315

Selling, general and administrative expense	673	536	1,312	1,093
Income from operations	198	330	223	222
Non-operating expenses
Interest expense, net	(329)	(423)	(721)	(782)
Other expenses	(28)	(94)	(56)	(183)
Total non operating expenses	(357)	(517)	(777)	(965)
Loss from continuing operations before income taxes and minority interest	(159)	(187)	(555)	(743)
Income tax benefit (expense)	6	13	98	173
Loss from continuing operations before minority interest	(153)	(174)	(457)	(570)
Minority interest in the income (loss) of subsidiary	(161)	93	(155)	105
Net loss from continuing operations	(314)	(81)	(612)	(465)
Discontinued operations
Interest expense from discontinued
furniture operations	(47)	(81)	(98)	(118)
Gain from settlement of accounts payable	-	-	615	-
	(47)	(81)	516	(118)
Net loss	(361)	(162)	(95)	(583)
–Undeclared preferred dividends	(85)	(85)	(171)	(171)
Net loss available to common shareholders	(446)	(247)	(266)	(754)
Net loss per common share-basic and diluted
Loss available to common shareholders from continuing operations	(0.09)	(0.04)	(0.18)	(0.15)
Gain (loss) from discontinued operations	(0.01)	(0.02)	0.12	(0.03)
Net loss available to common shareholders per common share	(0.10)	(0.06)	(0.06)	(0.18)
Weighted average common shares outstanding	4,257	4,257	4,257	4,257

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$ (95)	$ (583)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	56	182
Changes in current assets and liabilities
(Increase) Decrease in accounts receivable	194	(215)
(Increase) Decrease in inventories	(15)	1
Decrease in prepaid expenses and other current assets	51	12
Increase (Decrease) in accounts payable	62	(119)
Increase in deferred tax benefits	(98)	(173)
Increase in accrued expenses and other liabilities	118	569
Discontinued operations interest accrued	(516)	118
Increase in interest payable	462	293
Total adjustments	314	668
Net cash from operating activities	219	85

Cash flows from financing activities
Payments of notes payable	(53)	(100)
Increase in advances to affiliates	(322)	(9)
Decrease in minority interest in loss of subsidiary	155	(105)
Net cash used in financing activities	(219)	(214)

Cash flows from investing activities
Net change in fixed assets	0	0
Net cash from investing activities	0	0

Cash flows from discontinued operations
Cash used in discontinued operations	(10)	0
	(10)	0
Net decrease in cash	(10)	(129)
Cash at the beginning of period	55	107
Cash at the end of period	$ 45	$ (22)
Cash paid for interest	215	248

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

5.  Reclassification of certain balance sheet accounts

Long term notes payable of $694,000 and $660,000 at June 30, 2003 and December 31, 2002, respectively, have been reclassified to current liabilities, under notes payable-related party for this period ended June 30, 2003, therefore both June 30, 2003 and December 31, 2002 balance sheets reflect such adjustments.  Also, note payable to Thomas Itin in the amount of $5,783,000 and $5,560,000 at June 30, 2003 and December 31, 2002, respectively, was reclassified from discontinued operations liabilities to notes payable-related party in both June 30, 2003 and December 31, 2002 balance sheets.

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

For the 6 months ended June 30, 2003, the company incurred a net loss of $95,000, as compared to a net loss of $583,000 for the 6 months ended June 30, 2002, an improvement of 84%.  This improvement was primarily due to the $615,511 gain from settlement of discontinued accounts payable offset by a write off of minority interest loss.

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

In January 2004, Ronald Silberstein, the former Chief Financial Officer of the Company, who was serving at will, was terminated from employment by the unanimous vote of the board of directors.  Mr. Silberstein is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels that Mr. Silberstein’s claim is without merit and has filed a counter-suit against Mr. Silberstein.  Discovery is now complete in the case, and we are now awaiting the facilitation stage before proceeding to trial.

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