Form 10QSB/A
period 2003-03-31
AJAY SPORTS INC
filed 2006-03-01
CIK 854858

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

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	September 30, 2003 (Unaudited)	December 31, 2002
Current Assets
Cash	$ 230	$ 55
Accounts receivable, net of allowance for doubtful accounts	418	656
Investments in marketable securities	85	55
Inventories	24	11
Prepaid expenses and other current assets	200	349
Total current assets	957	1,126
Other assets
Fixed assets, net of depreciation	64	69
Due from affiliates	424	103
Intangibles, net of amortization	6,365	6,368
Deferred tax benefit	1,847	1,836
Other assets	16	155
Total other assets	8,716	8,531
TOTAL ASSETS	$ 9,673	$ 9,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 451	$ 692
Accrued expenses and other liabilities	655	416
Note payable - related party	8,650	7,776
Note payable - bank	6,652	6,570
Note payable - other	1,590	1,665
Total current liabilities	17,999	17,119
Long-term liabilities
Accrued expenses - non current	25	13
Net liabilities of discontinued operations	2,388	3,174
Total long term liabilities	2,413	3,187
TOTAL LIABILITIES	20,412	20,306

Shareholders' Equity
Preferred Stock- 10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,289,322 shares issued, 4,257,175 shares outstanding and 32,147 shares in treasury	43	43
Additional paid - in capital	18,345	18,344
Accumulated deficit	(32,227)	(32,107)
Accumulated other comprehensive loss	(294)	(323)
Total shareholders' equity	(10,739)	(10,649)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 9,673	$ 9,657

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30		Nine Months ended September 30
	2003	2002	2003	2002

Net Sales Revenues	$ 1,052	$ 733	$ 2,589	$ 2,063
Cost of Sales	0	0	2	15
Gross Profit	1,052	733	2,587	2,048

Selling, general and administrative expense	769	534	2,081	1,627
Income from operations	283	199	506	421
Non-operating expenses
Interest expense, net	(258)	(303)	(979)	(885)
Other net income (expenses)	86	(86)	30	(269)
Total non operating expenses	(172)	(389)	(949)	(1,154)
Income (loss) from continuing operations before income taxes and minority interest	110	(190)	(444)	(733)
Income tax expense (benefit)	86	(55)	(11)	(228)
Income (loss) from continuing operations before minority interest	24	(135)	(433)	(505)
Minority interest income (loss) of subsidiary	-	(69)	(155)	36
Net income (loss) from continuing operations	24	(204)	(588)	(469)
Discontinued operations
Interest expense from discontinued
furniture operations	(50)	(205)	(148)	(523)
Gain from settlement of accounts payable	-	-	615	-
	(50)	(205)	467	(523)
Net loss	(26)	(409)	(121)	(992)
Undeclared preferred dividends	(85)	(85)	(256)	(256)
Net loss available to common shareholders	(111)	(494)	(377)	91,248)
Net loss per common share-basic and diluted
Loss available to common shareholders from continuing operations	(0.01)	(0.07)	(0.20)	(0.17)
Loss from discontinued operations	(0.01)	(0.05)	0.11	(0.12)
Net loss available to common shareholders per common share	(0.02)	(0.12)	(0.09)	(0.29)
Weighted average common shares outstanding	4,257	4,257	4,257	4,257

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months ended September 30
	2003	2002
Cash flows from operating activities:
Net loss	$ (121)	$ (992)
Adjustments to reconcile net loss to net cash
inform operating activities
Depreciation and amortization	84	231
Changes in current assets and liabilities
(Increase) Decrease in accounts receivable	238	89
(Increase) Decrease in inventories	(13)	1
Decrease in prepaid expenses and other current assets	149	22
Increase (Decrease) in accounts payable	(241)	20
Increase in deferred tax benefits	(11)	(229)
Increase (Decrease) in accrued expenses and other liabilities	250	(9)
Discontinued operations net income	(466)	764
Increase in interest payable	538	203
Minority interest in loss of subsidiary	155	(37)
Total adjustments	683	1,055
Net cash from operating activities	562	63

Cash flows from financing activities
Payments on notes payable	(50)	(100)
Increase in advances to affiliates	(321)	(9)
Net cash used in financing activities	(371)	(109)

Cash flows from investing activities
Net change in fixed assets	-	4
Net cash from investing activities	-	4

Cash flows from discontinued operations
Cash used in discontinued operations	(16)	0
	(16)	0
Net increase (decrease) in cash	175	(42)
Cash at the beginning of period	55	107
Cash at the end of period	$ 230	$ 65

Cash paid for interest	270	485

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

For the 9 months ended September 30, 2003, the company incurred a net loss of $121,000, as compared to a net loss of $992,000 for the 9 month period ended September 30, 2002, an improvement of 88%.  This improvement was mainly due to a $615,115 gain from settlement of discontinued accounts payable plus the increased revenue from the sale of new franchise locations (franchise fees), a significant improvement in other net income, the reduction of interest expenses from discontinued operations, offset by a modest increase in SG&A expenses.

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