Form 10KSB
period 2003-12-31
AJAY SPORTS INC
filed 2006-03-02
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

x   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from                          to

AJAY SPORTS, INC

Commission file number: 0-18204

(Exact name of Company as specified in its charter)

Delaware                                                          39-1644025

(State or other jurisdiction of                      (IRS Employer

incorporation or organization)        Identification Number)

37735 Enterprise Court, Suite 600

Farmington Hills, MI 48331

(Address of principal executive offices, and zip code)

Company's telephone number, including area code:

(248) 994-0553

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Units (each consisting of 5 shares of Common Stock and 2 Warrants)

Common Stock Purchase Warrants

Series C 10% Cumulative Convertible Preferred Stock

Check whether the issuer is not required to file all the reports pursuant to Section 13 or 15(d) of the Exchange Act.____

Indicate by check mark whether the company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the past 12 months and,  (2) has been subject to such filing  requirements for the past 90 days:   Yes          No    X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    X

State issuer’s revenues for its most recent fiscal year are $3,706,000.

As of December 31, 2003, a total of 4,289,322 shares of common stock, $.01 par value, were issued and outstanding, and the aggregate market value of the voting equity held by non-affiliates was approximately $5,500 based on the average of the bid and asked prices as of, December 31, 2003 of $0.006 as reported by the OTC-Other-Pink Sheets.

TABLE OF CONTENTS

  PART I
    ITEM 1.   Business
    ITEM 2.   Description of Property
    ITEM 3.   Legal Proceedings
    ITEM 4.   Submission of Matters to a Vote of Security Holders
  PART II
    ITEM 5.   Market for Common Equity and Related Stockholders Matters
    ITEM 6.   Management's Discussion and Analysis or Plan of Operations
    ITEM 7.   Financial Statements
    ITEM 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    ITEM 8A. Controls and Procedures
    ITEM 8B. Other Information
  PART III
    ITEM 9.   Directors and Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(A) of the Exchange Act
    ITEM 10. Executive Compensation
    ITEM 11. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters
    ITEM 12. Certain Relationships and Related Transactions

  PART IV

    ITEM 13. Exhibits
    ITEM 14. Principal Accountant Fees and Services
  Signatures
    Report of Independent Registered Public Accounting Firm
    Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
    Rule 15D-14(A) Certification of CEO
    Rule 15D-14(A) Certification of COO
    Section 1350 Certification of CEO
    Section 1350 Certification of COO
      Exhibits Incorporated by Reference

Forward-Looking Statements:

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.”  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and annual reports on Forms 10-KSB covering the period January 1, 2004 to December 31, 2005, which will be filed by us during the first quarter of 2006.

ITEM 1. BUSINESS

OVERVIEW

Ajay Sports, Inc. (the "Company”) operates the franchise segment of its business through Pro Golf International, Inc., a 97% owned subsidiary, which was formed during 1999 and owns 100% of the outstanding stock of Pro Golf of America, Inc., and 78% of the stock of ProGolf.com, Inc.  (“ProGolf.com”).  Pro Golf of America is the franchisor of Pro Golf / Pro Golf Discount® retail golf stores (“Pro Golf stores”).  ProGolf.com is a company formed to help drive traffic to its franchisee stores and to sell golf equipment and other golf-related and sporting goods products and services over the Internet.

Pro Golf of America is the world’s largest franchisor of “golf only” retail stores, with over 129 stores in the United States, Canada, Europe and Puerto Rico, as of December 31, 2003.  Pro Golf of America provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its partially owned Internet site.  ProGolf.com. has an agreement with Global Sports, Inc. (GSI) the largest sporting goods internet sales organization in the world, which inventories and sells golf on the Internet site www.progolf.com in exchange for sales commissions on its sales through this site.

The Company operated and subsequently closed the following wholly owned subsidiaries: Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure Life"), Palm Springs Golf, Inc. (“Palm Springs”), and Prestige Golf Corporation (“Prestige”).

In June 2000, the Company’s management elected to discontinue the businesses of Ajay, Leisure Life, Palm Springs, and Prestige due to the fact that their customers, “Big Box” stores began purchasing their inventories directly from offshore manufacturers and suppliers, which created ongoing operating losses and negative cash flows at these companies.  These entities marketed and distributed golf clubs, golf bags, golf gloves, golf accessories, hand-pulled golf carts and casual living furniture, prior to deciding to discontinue those business operations in June 2000.

All references to the Company include Pro Golf International, Pro Golf of America, ProGolf.com, Ajay, Leisure Life, Palm Springs, and Prestige unless otherwise specified.

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 37735 Enterprise Court – Suite 600, Farmington Hills, MI 48331, and its telephone number is (248) 994-0553.

Business Strategies

The Company's strategy is to improve its position as the global leader in retail golf sales at its Pro Golf franchised stores.  The Company is also exploring other golf related activities.  The Company believes that the following competitive strengths contribute to its position as a market leader:

Strong Brand Recognition

The trademarks of Pro Golf International, Pro Golf of America and Pro Golf Discount® “Trademarks” are highly recognized names in the golf industry with more than 129 franchised stores operating, as of December 31, 2003 and with more scheduled to open, in the United States, Canada, Europe and Puerto Rico.  A significant portion of Pro Golf of America’s revenues result from royalties, marketing, advertising, franchise fees, and licensing fees associated with these stores.  At July 31, 2001, the value of the trademarks was appraised by CBIZ Valuation Counselors in the rounded amount of $28,300,000.

Reputation for Quality

The Company believes that the services provided to its franchisees equals or exceeds the performance of its competitors.  Its Pro Golf / Pro Golf Discount® franchised stores have an international reputation for quality name brand and private label golf merchandise at highly competitive prices.

Tradition of Innovation

Throughout Pro Golf of America’s history it has maintained a tradition of new product development for its private label golf merchandise lines sold in the Pro Golf stores.  Private label products are able to provide the franchisees with quality golf products such as Excalibur, Prestwick, Unique and Palm Springs Golf at highly competitive prices with higher margins than name brand product lines and private label products fill out the product mix carried in the stores.

Growth Opportunities

The Company believes that Pro Golf’s strong brand recognition, reputation for quality, and tradition of innovation positions it to take advantage of opportunities for future growth including:

Adding Value for Franchisees

The main objective of Pro Golf of America is to increase profitability of its Pro Golf stores and Pro Golf.com to ensure the long-term success of its franchisees.  Pro Golf is focused on helping its network of franchisees strengthen their overall offerings at each location with emphasis on men’s and women’s apparel, club repair and fitting, utilization of in-store simulators and private label and exclusive products offerings, all which help to improve margins.  We are also working diligently at improving the opportunities and relationships with vendors of golf products and services.  Synergies between the stores and the internet are continuously being developed to strengthen the Pro Golf brand and help our stores better service the Pro Golf customers.  Stores will be provided with more profit-making opportunities.  Successful, profitable and healthy franchisees will help fuel our expansion, making it easier to sell new stores to new franchisees and also encourage existing storeowners to expand by adding to the size of their stores and to add additional stores.

New Business Models

We are currently developing new products that will broaden the Pro Golf offerings and create new profit opportunities.  Business models are being developed to: (a) franchise a larger, more profitable retail store model; (b) help franchisees broaden their golf services offered to customers, focusing on apparel, services and club fitting and repair; (c) assist franchisees in providing greater services to local corporations, including golf outing management, corporate premiums and add specialty products; (d) create overseas expansion of our brand; and (e) increase the opportunities for franchisees to purchase better, by providing more avenues for network purchasing of goods and services.

Increased Market Penetration

The Company, through its subsidiaries Pro Golf International, Pro Golf of America and ProGolf.com, has aggressive expansion plans.  The expansion plans will require additional capital in order to be successfully executed.  The plans include adding 18-30 new franchised stores per year by aggressively recruiting new franchisees, acquiring other independent specialty store chains and converting strong independent competitors into Pro Golf stores, expanding in additional markets in the United States, Canada, Europe, Asia, Australia, South America and South Africa and using the internet to drive more traffic to the Pro Golf stores, helping the Pro Golf stores better manage and control their inventory, and as a distribution channel to sell golf equipment and golf-related services.

Golf Business

Golf, the primary market for the Company’s business, continues to be a popular form of recreation.  According to the National Golf Foundation ("NGF"), a trade association, since 1980 the number of golfers in the U.S. has increased by approximately 68%, and the number of U.S. golfers in 2003 is approximately 26.4 million.  The population of golfers in 2002 was 76.2% male and 23.8% female, with 68% between the ages of 24 and 55.  In addition, favorable demographic trends offer encouraging growth prospects for the retail golf equipment industry both in terms of participation rate and number of rounds.  The NGF reports that the annual average rounds played per golfer increases significantly as golfers’ age.  However, rounds of golf played decreased in 2002 by 10% versus 2001, primarily due to soft economic conditions in the U.S and caused somewhat by the tragedies of September 11, 2001.  One of the Company’s challenges will be to expand its customer base by obtaining more women, juniors, and seniors as customers of its Pro Golf stores.

Marketing and Distribution

Since the inception of Pro Golf of America, its franchisees have spent approximately $200 million in advertising the Brand of Pro Golf.  Pro Golf of America services its franchisees through its field and in-house support staff.  The Pro Golf staff visits the Pro Golf stores, attends trade shows, and maintains close contact with vendors to keep Pro Golf stores in the forefront of golf and retail innovation and technology.  Pro Golf’s franchisees spend approximately $7 million annually on advertising, which helps expand recognition of the Pro Golf brand name.  Pro Golf of America has supplemented this advertising with advertising of its own.  The Company believes that future success in golf retailing will be dependent on being able to provide the customer with exceptional service along with information and product availability at any time and in any way that the customer demands.  Technology is changing the retail landscape and Pro Golf believes its success will be enhanced by becoming a multi-channel company that is accessible to customers on their terms.  This multi-channel philosophy will enhance the way Pro Golf interacts with its franchisees and also the way the Pro Golf stores interact with customers.  Use of the Internet to communicate with the customers of the Pro Golf stores will also enable the storeowners to market more efficiently to their customers at a lower cost that they have historically incurred.

Competition

The market in which the Company does business, while very fragmented, is highly competitive, and is served by a number of well-established companies.  New product introductions and/or price reductions by competitors continue to generate increased market competition.  While the Company believes its franchised stores will continue to be competitive, there can be no assurance that successful marketing efforts by competitors will not negatively impact the Company’s future revenues.  The Pro Golf stores are facing aggressive competition from large sporting goods and big box retailers that are expanding their focus on golf.  Additionally, the Company faces competition from Internet companies selling golf equipment and services similar to those that ProGolf.com is offering.  Currently the Company believes the online sales of golf equipment of 2-3% are not considered a material percentage of total golf sales.

Patents and Trademarks

The Company owns several trademarks such as Pro Golf, Pro Golf Discount, Pro Golf International, Pro Golf of America, Prestwick, Excalibur, SOTA, Palm Springs and Palm Springs Golf.  The loss of any of the Company’s patents or trademarks may have a material adverse effect on its business.

Employees

The Company had a total of 19 employees as of December 31, 2003, and 10 full-time and 1 part-time employees as of December 31, 2005, at its Farmington Hills, Michigan office.

ITEM 2. DESCRIPTION OF PROPERTY

Pro Golf of America relocated its corporate office in July 2005.  Pro Golf of America leases approximately 9,376 square feet of office space in Farmington Hills, Michigan, of which 2,813 square feet is subleased to an affiliated company.  The lease is a 63 month lease which began on July 1, 2005 and represents a considerable savings from its prior lease.  Prior to July 2005, Pro Golf of America leased 11,150 square feet of office space in Farmington Hills, of which 3,150 square feet were subleased to an affiliated company.  The current facilities adequately meet the Company's requirements and allows for future warehousing capabilities when needed.  The Company, on average, utilizes approximately 90% of its facility square footage.

ITEMS 3. LEGAL PROCEEDINGS

During 2002-2003, the Company was involved in various legal proceedings that are normal to its businesses operations.  Some of the cases were settled during this period.  The Company believes that none of this litigation had, or is likely to have a material adverse effect on its financial condition or operations.

On November 6, 2002, Ajay, Thomas W. Itin and Williams Controls, Inc., entered into a settlement agreement and mutual release.  The legal case filed by Itin versus Williams and the legal case filed by Williams versus Itin and Ajay were dismissed without prejudice and without cost to either party.  Itin and Ajay (the party) and Williams released each other from any claims in any way rising out of any conduct occurring prior to November 6, 2002.  In addition, Itin (or assigns) received all of the Ajay common and preferred stock owned by Williams, and the notes and accounts payable that Ajay owed Williams.

In February 2003, the Company negotiated a settlement with Orlimar Golf Company on a dispute over amounts allegedly owed to Orlimar by Ajay’s subsidiary Prestige Golf.  The settlement called for 36 monthly payments of $2,000 and for Orlimar to participate at no additional cost in Pro Golf of America’s national advertising for one year.  This amount was settled and paid in full during 2004 with complete mutual general release.

In 2003, Pro Golf of America and the Gary Player Group entered into a settlement agreement.  The Gary Player Group had demanded $172,500 for the remaining period of an endorsement agreement.  Pro Golf of America paid $25,000 to Gary Player Group as the settlement and mutual general release.

In January 2004, Ronald N. Silberstein, the former Chief Financial Officer of the Company, who was serving at will, was terminated from employment by the unanimous vote of the board of directors.  Mr. Silberstein is suing the Company for wrongful termination and is asking for a minimum payment of $25,000.  Management believes that Mr. Silberstein’s claim is without merit and it has filed a counter-suit against Mr. Silberstein.  Discovery is now complete in the case, and we are now awaiting the facilitation stage before proceeding to trial.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded on the on the OTC Other – Pink Sheet (the “OTCPK”).  The Company’s Series C 10% Cumulative Convertible Preferred Stock also trades on the OTCPK.  No trading information exists for the Company’s Public Warrants and the Units.  The following table sets forth the range of high and low ask and bid prices for the last two years. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

COMMON STOCK
2002	HIGH/ASK	LOW/BID
First Quarter	$0.05	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.005
2003
First Quarter	$0.006	$0.005
Second Quarter	$0.005	$0.004
Third Quarter	$0.009	$0.005
Fourth Quarter	$0.006	$0.005

SERIES C PREFERRED STOCK
2002
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

2003
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

Holders

As of December 31, 2003, the number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company’s transfer agent are as follows:

Common Stock	351
Preferred C	10
Warrant A	66

Based on a street name shareholder listing, the Company believes that its round lot common shareholders total approximately 900, and its round lot preferred shareholders total approximately 200.

Dividends

Holders of shares of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available.  The Company has not declared, or paid any dividends on its Common Stock and intends to retain future earnings to finance the development and expansion of its business.  The Company's future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, bank credit agreement restrictions and the financial condition of the Company.

Holders of the Company’s Series B Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of 8% based on a stated value of $100 per Series B share, or $8 per Series B share per year.  Holders of the Company’s Series C Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of $1.00 per share.  Due to a shortage of operating funds to run the business, dividends on both series B and C preferred stock have not been declared, or paid since January 1997.  Until the Company has cash available for dividends, it does not anticipate declaring or paying dividends on its Series B and C preferred stock.

At December 31, 2003 and December 31, 2002, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,506,575 and $1,406,575, respectively.  Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996.  At September 30, 2003 and December 31, 2002, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $1,750,851 and $1,542,412, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Continuing Operations. Fiscal year 2003 Compared to Fiscal year 2002

Net Sales

Net sales for the year ended December 31, 2003 were $3.706 million, compared to sales in 2002 of $2.999 million, an increase of 23%.  Management believes the increased sales in 2003 versus 2002 was due to the very strong increase in new franchise sales, growth in advertising revenue and a modest increase in royalties.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2003 were $2.935 million compared to SG&A expenses in 2002 of $2.202 million, an increase of 33%.  The increase in SG&A expenses were mainly due to a strong gain in advertising expenses, which were well in excess to the advertising revenue received, growth in legal fees and higher compensation levels as a result of the increased new franchise sales.

Interest Expense (Net)

Interest expense (net) for the year ended December 31, 2003 was $1.527 million ($1.332 million ongoing operations and $0.195 million discontinued operations) compared to net interest expenses in 2002 of $1.677 million ($1.119 million ongoing operations and $0.558 million discontinued operations), a decrease of 9%.  This decrease is mainly due to a significant decrease in interest expense for discontinued operations and an increase net interest expenses from ongoing operations.

 Income Taxes

The Company had no income tax liability during the years ended December 31, 2003 and 2002.  The income tax expense was $1,836,000 and 56,000 the years 2003 and 2002, respectively.  The Company assessed its past earnings history and trends, budgeted sales, and expiration dates of carry forwards and has determined that it is most likely that a majority of its deferred tax assets will not be realized, therefore a 100% valuation allowance was recorded against the deferred tax asset in December 2003.  This transaction has created $1,836,000 of income tax expense for the year 2003, which is offsetting the income tax benefits recorded in the previous years.

Financial Condition of Continuing Operations

Capital Resources

At December 31, 2003, the Company had a working capital deficit of $16.8 million, compared with working capital deficit of $16 million at December 31, 2002, an increased deficit of 4.7%.  This $0.8 million increase in the deficit resulted mainly from the decrease in accounts receivable, prepaid expenses and due from affiliates.  There were no significant changes in the liabilities of the Company, as of December 31, 2003 and 2002.

Inventories at December 31, 2003 were $21,000 compared to $11,000 at December 31, 2002.  The inventory increase reflects the acquisition of inventory by Pro Golf of America for resale to its franchisees.  Accounts receivable were $483,000 at December 31, 2003 compared to $656,000 at December 31, 2002.  The decrease is due to a decrease in royalties’ receivable from franchisees.

The Company did not incur any capital expenditures in 2003 and 2002.  Technology upgrades are needed and management began these upgrades in 2004 and 2005.  Future upgrades will be implemented as cash flow allows.

Liquidity

Net cash flow from operating activities was $552,000 during 2003.  As Management expected, the Company cash flow from operations was sufficient to cover ongoing operating expenses and debt requirements of the franchise operations during 2003.  Management anticipates that cash from operations will continue to be sufficient to cover operating costs and debt service for the year ending December 31, 2006.  Company’s cash flow is expected to be strained until the Company is able to refinance its debt and raise funds for expansion.

The Company's liquidity varies with the seasonality of its business, which in turn, influences its financing requirements.  The seasonal nature of the Company's royalty revenue creates fluctuating cash flows.  The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt.  The Company has also relied on cash generated from private placements of stock in Pro Golf International and ProGolf.com to fund its operations, including the further development of the website and future expansion of Pro Golf of America.

The Company’s primary focus for 2005-2006 will be to help its Pro Golf storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand internationally by identifying and securing new franchisees in foreign countries, to permit others to use its name in various geographic locations, for upfront licensing fees and/or ongoing licensing and royalty payments.  The Company is also planning to open at least one Company owned and operated retail store as funds become available.

Off Balance Sheet Arrangements

None

ITEM 7.FINANCIAL STATEMENTS

Financial statements are attached hereto following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Operating Officer have performed an evaluation of the Company’s disclosure controls and procedures as of December 31, 2003, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2003 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s Management evaluated, with the participation of the Chief Executive Officer and Chief Operating Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report except as to the deficiencies described below.  There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, Management intends to implement the changes described below.  The Company has not timely filed this Form 10KSB and certain of its prior quarterly Forms 10-QSB as well as subsequent quarterly Forms 10QSB and annual Forms 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.  This, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting.  The Company seeks to implement a short and long term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant’s directors and executive officers as of December 31, 2005 were as follows:

Name	Age	Positions and Offices with Company	Date First Elected
Thomas W. Itin	71	Chairman & CEO, Director	June 1993
Brian T. Donnelly	42	President & Chief Operating Officer	June 2004
Shirley B. Itin	69	Director	April 2002
Jeffrey E. Rautio	45	Director	April 2002

Thomas W. Itin

In June 1993, Mr. Itin was elected Chairman of the Board of Directors of Ajay Sports, Inc., a company of which he is the single largest shareholder.  Mr. Itin was founder and Director of Williams Controls, Inc., a publicly held corporation based in Portland, Oregon, from its inception in November 1988 and, from March 1989 until January 2001, he also served as Chairman of the Board and CEO; and earlier, he held positions as President and Treasurer.  In the 1960s, Mr. Itin became founder and owner of TWI International, Inc., to pursue entrepreneurial projects with small public and private companies.  Mr. Itin is one of the founders of Alexander Hamilton life Insurance Company in Michigan, now a part of Lincoln Financial.  Earliest corporate experience was gained with Mobil International, Inc., in New York City, the world largest corporation and later with Mobil Oil of Canada, Ltd., in Libya, North Africa.  Recently, he served two terms on Cornell Council and was Chairman of the Technology Transfer Committee.  Mr. Itin earned a Bachelor of Science degree in 1957 from Cornell University and an MBA degree in 1959 from NYU.

Brian T. Donnelly

Mr. Donnelly has been President and Chief Operating Officer of the Company since June, 2004.  Prior to joining the Company, Mr. Donnelly was the President & Executive Vice President of Atlas Oil Company and Fast Track Ventures, a $700M oil company and real estate venture based in Detroit, Michigan, and earlier he was employed in Retail Marketing and Brand Development with BP Oil Company.  Mr. Donnelly brings significant experience in retail and wholesale marketing, franchise management and development, real estate acquisition and development, brand development and mergers and acquisitions.  Mr. Donnelly received his Bachelor of Science degree from John Carroll University in 1986, and his MBA in International Business from Baldwin Wallace College in 1993.

Shirley B. Itin

Ms. Itin became a Director of the Company in April 2002.  Since 1983 when she founded First Equity Corporation to participate in investment programs, capital leases and real estate, she remains its President.  Since 1974, she has been Executive Vice President of TWI International, Inc. and  Acrodyne Corporation.  Experience includes design-build projects for schools and houses for the Royal Commission of Jubail & Yanbu, Saudi Arabia.  Earlier, she participated in private resort condominium and land development projects.  Elected twice to three year terms on City Council in Orchard Lake Village, Michigan, she remains active on the Nature Sanctuary Advisory Board.  In 2001, she was appointed to the Cornell Council.  Studies were completed at Cornell and U of Maryland-North Africa and, in January 2000, Ms. Itin was awarded a Bachelor of Science degree from Cornell.

Dr. Jeffery D. Rautio

Dr. Rautio was elected a Director of the Company in April 2002.  As Director of Refractive Services at Beitman Laser Eye Institute since 2000, he manages day-to-day operations of an ophthalmologic LASIK clinic.  From 1999-2000, he served as Director of Optometry at Oculus Laser Vision and Advanced Vision Centers.  In 1998, he founded, designed and implemented an internet-based golf tee time booking service and remains president of WorldWide -TeeTime, L.L.C.  From 1987-1999, Dr. Rautio was a Senior Staff Optometrist at Henry Ford Hospital in West Bloomfield, Michigan serving as Chairman of two Optometric Continuing Education Programs and managing fiscal responsibilities for the HMO-based practice.  In May 1986, he was awarded the Doctor of Optometry Degree (O.D.) by Ferris State University.

Charles P. “Chip” Doyle

Mr. Doyle served as a Director of the Company from April 2002 to early 2005.  He was a director of Pro Golf of America and ProGolf.com from June 1999 to 2004.  He was Executive Director of Pro Golf of America from 1986 – 2000.  Mr. Doyle was the Executive Director of Pro Golf International and was responsible for Mergers and Acquisitions and New Business Models.  He has 25 years experience in the golf retailing and franchising business.  Prior to joining Pro Golf of America, Mr. Doyle spent 10 years as Vice President of Operations for International Golf, a golf retail and franchising company.  Mr. Doyle received a business and accounting degree from Oakland University in Michigan.

Ronald N. Silberstein

Mr. Silberstein was Chief Financial Officer and Chief Administrative Officer of the Company since August 1999 and Treasurer and Secretary from March 2001 to January 2004.  His employment with Pro Golf was terminated in January 2004.

Joseph J. White

Mr. White was President and Chief Operating Officer and Director from September 2001 to May 2004.  He resigned from Pro Golf in May 2004.

Identification of Certain Significant Employees:

None.

Family Relationships

Other than the spousal relationship between Thomas W. Itin and Shirley B. Itin, there are no family relationships between any director and executive officer.

Involvement in Certain Legal Proceedings

During the past five years none of the directors or officers of Ajay Sports, Inc. have been involved in:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert.

Ajay’s Board of Directors has determined that it has at least more than one audit committee financial expert serving on its committee.  Mr. Itin and Mr. Donnelly are determined to be such experts.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual statements of changes in ownership on Form 5.  Executive officers, directors and greater than ten percent beneficial owners are required under the regulations related to Section 16 to furnish the Company with a copy of each report filed.

Based solely upon a review of the copies of such reports for the year ended December 31, 2003, the Company’s Management concluded that some directors and executive officers who held positions in Ajay during the two years covered by this report, did not file all the required reports on a timely basis. Management is currently working to cure this deficiency.

Code of Ethics

Ajay Sports has adapted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  This code of ethics includes standards that are reasonably designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table shows, for the years ending December 31, 2003 and 2002, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation for all capacities in which they serve.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation Salary/ and , or Fees	Long-Term Compensation Securities Underlying Options (# Shares)
Thomas W. Itin Chief Executive Officer of the Company	2003 2002	$115,385 (1) $ 1 (1)	- -
Ronald N. Silberstein Chief Financial Officer and Chief Administrative Officer of the Company	2003 2002	$131,040 (2) $131,040 (2)	- - -
Joseph J. White President and Chief Operating Officer of the Company, and Director of Ajay Sports, Inc. and its subsidiaries	2003 2002	$120,000 (4) $120,000 (4)	- - -
Charles P. “Chip” Doyle Executive Director of Pro Golf of America, Inc., President and COO of Pro Golf Domes, Inc., and Director of Ajay Sports, Inc. and its subsidiaries	2003 2002	- $50,950 (3)	- -

(1) See “Employment contracts” below.

(2) Mr. Silberstein joined the Company on August 1, 1999.  His annual base salary was $131,040.  Mr. Silberstein’s employment with the Pro Golf of America was terminated on January 5, 2004.

(3) The table reflects Mr. Doyle’s compensation from January 1, 2002 through April 19, 2002.  Mr. Doyle left employment with Pro Golf effective April 19, 2002, but he remained in the Board of Directors until early 2005, when he resigned.

(4) Mr. White joined the Company as a consultant in June 2001.  His annual base pay was $120,000.  Mr. White’s employment with Pro Golf ended on May 27, 2004, when he resigned.

The Company, in its subsidiary ProGolf.com, adopted an Incentive Stock Plan in January 2000.  The plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  These objectives are accomplished by making incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of ProGolf.com.  No shares were granted under this Plan during 2003, 2002 and 2001.  During 2000, 604,600 common shares of ProGolf.com were granted to directors, executives, selected employees, and consultants and options were granted on 144,600 shares.  The options are subject to vesting requirements as outlined in the Plan.

Options/SAR Grants

The table below summarizes options granted during the fiscal year ended December 31, 2003 to the executive officers in the Summary Compensation Table.  The Company has not granted any SARs.

Name	# of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Strike Price Appreciation for Option Term
					5% ($)	10% ($)
Thomas W. Itin	1,000,000	100%	$0.02	2/01/2011	N/A	N/A

Aggregated Option Exercises and Fiscal Year End Option Value

The table below summarizes options, the number of securities underlying unexercised stock options at December 31, 2003, which are held by the executive officers listed in the Summary Compensation Table.  No options were exercised during the year and at year-end none were in-the-money.

Aggregated Option Exercises in 2003 and December 31, 2002 Option Values

Name	# Shares Acquired on Exercise	$ Value Realized	Securities Underlying Unexercised Options at Year End (#)		Value of In-the Money Options at Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas W. Itin	0	0	1,000,000	0	0	0

Compensation of Directors

Directors are not paid any fees for serving on the Board of Directors or attending Board of Directors meetings.  However, they are reimbursed for expenses incurred in attending such board meetings, if any.

Under the 1994 Stock Option Plan, the non-employee directors who are members of the Compensation Committee are to receive grants of 834 non-statutory stock options under the plan at each Annual Meeting.  There were no grants during 2003 to members of the Compensation Committee because an Annual Meeting was not held.

Employment Contracts

The Company had an employment arrangement with Mr. Itin under which he served as the Chief Executive Officer of the Company.  In April 2002, Mr. Itin entered into a new five-year employment agreement with the Company that had an effective date of January 1, 1999.  This employment agreement is valid until December 31, 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

None

Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners

The following table set forth the beneficial owners of more than five percent of any class of Ajay voting securities, as of the date of this report.

Name and Address	Number of Shares Beneficially Owned	Percentage of Class (1)
TICO 37735 Enterprise Ct, Suite 600-B Farmington Hills, MI 48331	1,990,747 (1)	19.7%

(1) Includes 833,340 common shares and 1,157,407 shares of Common Stock issuable upon conversion of 12,500 shares of presently convertible Series B Preferred Stock, at a rate of 92.5926 shares of Common Stock or every one share of preferred stock.  TICO is a Michigan partnership of which Mr. Itin is the Managing Partner.

Security Ownership of Management

The following table sets forth names and number of shares as to each class of equity securities of Ajay or any of its subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, and directors and executive officers of the registrant as a group, as of the date of this report:

Entity	Shares	Description
Thomas W. Itin 37735 Enterprise Court, Suite 600-B Farmington Hills, MI 48331	7,777,810 (1) (2)	77.16%
Brian T. Donnelly 37735 Enterprise Court, Suite 600 Farmington Hills, MI 48331	231,000	2.30%
All executive officers and directors as a group (2 people)	8,008,810 (1) (2)	79.60%

1) Persons listed on this table have the right to acquire additional shares of Common Stock through the exercise of outstanding options, warrants or the conversion of convertible securities within 60 days from the date of their notice.  At December 31, 2003, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  The actual number of shares of Common Stock issued and outstanding as of December 31, 2003 was 4,289,322.

(2) Mr. Itin may be deemed to be a “control person” of the Company.  The amount includes Common Stock and shares of Common Stock issuable upon the exercise of presently exercisable Warrants and the conversion of presently convertible Preferred Stock beneficially owned by Mr. Itin, his affiliates, and his spouse’s affiliates as follows on the next page.

Individual, or Entity                                                     Shares      Description

Thomas W. Itin	686,280	Common Stock
Thomas W. Itin	3,333,333	Series “D” Preferred Stock conversion
Thomas W. Itin	(3) 1,000,000	Exercise of options per employment agreement
TICO, a partnership TICO, a partnership Acrodyne Profit Sharing Trust LBO Capital Corp. First Equity Corporation	(4) 833,340 1,157,407 (5) 462,246 (6) 280,001 (7) 25,203	Common Stock Series “B” Preferred Stock conversion Common Stock and warrants Common Stock and warrants Common Stock
Total	7,777,810

(3) Includes 1,000,000 shares of Common Stock issuable upon the exercise of outstanding stock options.  These options terminate upon death or disability of Mr. Itin.

(4) TICO is a partnership in which Mr. Itin is a managing partner.

(5) Includes 266,167 shares of Common Stock issuable upon exercise of warrants.  Mr. Itin is trustee and beneficiary of Acrodyne Profit Sharing Trust.

(6) Includes 33,334 shares of Common Stock issuable upon exercise of warrants.  LBO Capital Corporation is a publicly traded company, of which Mr. Itin is a 57% shareholder, Chairman of the Board of Directors, and President. Mr. Itin disclaims beneficial ownership in the securities owned by LBO Capital Corporation in excess of his pecuniary interest.

(7) Mr. Itin’s spouse owns 20% equity interest in First Equity Corporation.  Mr. Itin disclaims beneficial ownership in the securities owned by First Equity Corporation in excess of his pecuniary interest

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

On November 6, 2002, Ajay, Thomas W. Itin and Williams Controls, Inc., entered into a settlement agreement and mutual release.  The legal case filed by Itin versus Williams and the legal case filed by Williams versus Itin and Ajay were dismissed without prejudice and without cost to either party.  Itin and Ajay (the party) and Williams released each other from any claims in any way rising out of any conduct occurring prior to November 6, 2002.  In addition, Itin (or assigns) received all of the Ajay common and preferred stock owned by Williams, and the notes and accounts payable that Ajay owed Williams.

The Company has a note payable to Mr. Itin in the amount of $5,917,623 as of December 31, 2003.  This note was previously owed to Williams by Ajay, and in November 2002, most of Williams’s position in the loans and also all of the Williams ownership in Ajay common and preferred stock and stock rights were transferred to Mr. Itin.  This note includes interest accrued at a rate of 8% per annum. Interest expense accrued on this note was $524,543 and $357,547 for the years ended December 31, 2003 and 2002, respectively.  There were no principal or interest payments on this note during 2002 and 2003.

First Equity Corporation ("First Equity") is owned by some family members of Mr. Itin, Chief Executive Officer, and Chairman of the Company.  First Equity made short-term working capital loans to Ajay during 1999, with interest at various market rates.  The balance due on these loans at December 31, 2003 and 2002 was respectively, $729,080 and $660,264 including accrued interest of $128,675 and $198,241.  No payments have been made on this loan during the two years covered by this report.

Also the Company had another note payable to Colorado Ridge Corporation and Mr. Itin on the principal amount of $300,000. This note derived from the sale of the land in Colorado from the Wells Fargo Bank in early 2003, which was holding this land as collateral for the loans that Ajay and its subsidiaries owed to Wells Fargo.  Mr. Itin is a principal shareholder in Colorado Ridge Corporation.  The interest on this note accrues at a rate of 8% per annum.  Interest accrued on this note was $23,934 as of December 31, 2003.

On July of 2001, Pro Golf International obtained a loan of $1,440,000 from 1001 Woodward, Inc. (“1001 Woodward”).  Proceeds of this loan derived from the forced sale of the land that was pledged as collateral from 1001 Woodward at Comerica Bank on behalf of Pro Golf International.  Such proceeds were used to pay off some of the loan principal of Pro Golf International with this bank.  Mr. Itin, Chairman and Chief Executive Officer of Ajay Sports and Pro Golf of America, is a shareholder in 1001 Woodward, Inc.  No principal payments were made on this loan in 2003 or 2002.  Accrued interest on this note was $327,937 and $223,365 as of December 31, 2003 and 2002, respectively.  Four thousand shares of Pro Golf of America stock are pledged as collateral against the debt owed to 1001 Woodward.

Transactions with Promoters

None

PART IV

ITEM 13. EXHIBITS

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by J.L. Stephan Co, PC incurred during the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Audit	31,124	45,376
Taxes	-	-
Other	$ -	$ -

Fees incurred by the auditors were approved by the Audit Committee of Ajay Sports. UHY LLP (new principal accountant) fees will be disclosed in the 10-KSB for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AJAY SPORTS, INC

(Company)

By: /s/ Thomas W. Itin

            Chairman of the Board of Directors and Chief Executive Officer

Date:    February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on February 28, 2006.

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors

                    Chief Executive Officer

Signature:  /s/ Shirley B. Itin

                   Director

Signature: /s/ Brian T Donnelly

                   President and Chief Operating Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ajay Sports, Inc.

We have audited the accompanying consolidated balance sheet of Ajay Sports, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statement of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

January 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ajay Sports, Inc.

We have audited the accompanying consolidated balance sheet of Ajay Sports, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

 /s/ J L Stephan Co, PC

Traverse City, Michigan

January 6, 2005

Ajay Sports, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share amounts)

ASSETS	December 31, 2003	December 31, 2002
Current Assets
Cash	$ 242	$ 55
Accounts receivable, net	483	656
Inventories	21	11
Prepaid expenses and other current assets	194	349
Total current assets	940	1,071
Long-term assets
Fixed assets, net of depreciation	43	69
Due from affiliates	3	103
Intangibles, net of amortization	6,362	6,368
Deferred tax benefit, net	-	1,836
Investments in marketable securities	103	55
Other assets	-	155
Total long-term assets	6,511	8,586
TOTAL ASSETS	$ 7,451	$ 9,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 543	$ 692
Accrued expenses and other liabilities	613	416
Note payable - related party	8,740	7,776
Note payable – bank	6,231	6,570
Note payable – other	1,620	1,665
Total current liabilities	17,747	17,119
Long-term liabilities
Accrued expenses – non current	26	13
Net liabilities of discontinued operations	2,430	3,174
Total long term liabilities	2,456	3,187
TOTAL LIABILITIES	20,203	20,306
Shareholders' Equity
Preferred Stock- 10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common Stock, $0.01 par value, 100,000,000 shares
authorized, 4,289,322 shares issued, 4,257,175 shares outstanding, and 32,147 shares in treasury	43	43
Additional paid - in capital	18,344	18,344
Accumulated deficit	(34,453)	(32,107)
Accumulated other comprehensive loss	(80)	(323)
Total shareholders' equity	(12,752)	(10,649)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,451	$ 9,657

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries
Consolidated Statements of Operations

(in thousands, except share amounts)

	For the years ended December 31,
	2003	2002

Net Sales	$ 3,706	$ 2,999
Cost of Sales	6	15
Gross Profit	3,700	2984

Selling, general and administrative expense	2,935	2202
Income from operations	765	782
Non-operating expenses
Interest expense, net	(1,332)	(1,119)
Depreciation and amortization	(131)	(18)
Other income	(78)	5
Total non-operating expenses	(1,541)	(1,132)
Loss from continuing operations before income taxes, minority interest and net effect of change in accounting principle	(776)	(350)
Income tax expense	1,836	56
Loss from continuing operations before minority interest and net effect of change in accounting principle	(2,612)	(406)
Minority interest in net income (loss) of subsidiary	(155)	14
Net loss from continuing operations before net effect of change in accounting principle	(2,767)	(392)
Net effect of change in accounting principle	-	(63)
Net loss from continuing operations	(2,767)	(455)
Discontinued operations
Interest expense from discontinued
furniture operations	(195)	(558)
Gain from settlement of discontinued accounts payable	615	-
	420	(558)
Net loss	(2,347)	(1,013)
Undeclared preferred dividends	(341)	(341)
Net loss available to common shareholders	(2,688)	(1,354)
Net loss per common share – basic and diluted
Loss available to common shareholders from continuing operations	$ (0.73)	$ (0.19)
Gain (Loss) from discontinued operations	0.10	(0.13)
Net loss available to common shareholders per common share	$ (0.63)	$ (0.32)
Weighted average common shares outstanding – basic and diluted	4,257	4,257

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the years ended December 31, 2003 and 2002

(in thousands, except shares)

	Preferred Stock						Common Stock		Additional		Accumulated Other	Total
	Class B		Class C		Class D				Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2001	12,500	$ 1,250	208,439	$2,084	6,000,000	$ 60	4,289,322	$ 43	$ 18,344	$(31,093)	$ (276)	$ (9,589)
Net loss	-	-	-	-	-	-	-	-	-	(1,013)	-	(1,013)
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	-	(47)	(47)
Total comprehensive loss										(1,013)	(47)	(1060)
Balance at December 31, 2002	12,500	1,250	208,439	2,084	6,000,000	60	4,289,322	43	18,344	(32,106)	(323)	(10,649)
Net loss	-	-	-	-	-	-	-	-	-	(2,347)	-	(2,347)
Realized loss on marketable securities											195	195
Unrealized gain on marketable securities	-	-	-	-	-	-	-	-	-	-	48	243
Total comprehensive loss										(2,347)	243	(2,104)
Balance at December 31, 2003	12,500	$ 1,250	208,439	$2,084	6,000,000	$ 60	4,289,322	$ 43	$ 18,344	$ (34,453)	$ (80)	$ (12,753)

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands, except share amounts)

	For the years ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$ (2,347)	$ (1,013)
Adjustments to reconcile net loss to net cash
from operating activities
Depreciation and amortization	131	18
Minority interest in loss (income) of subsidiary	155	(14)
Cumulative effect of change in accounting principles	-	63
Loss on assets	195	2
Other non-cash income	(9)	-
Changes in current assets and liabilities
Decrease in accounts receivable	173	320
Increase in inventories	(10)	(10)
(Increase) decrease in prepaid expenses and other current assets	156	(46)
(Decrease) in accounts payable	(149)	(23)
Decrease in deferred tax benefits	1,836	56
Increase in accrued expenses and other liabilities	210	215
Discontinued operations net income	(420)	190
Increase in interest payable	631	367
Total adjustments	2,899	1,138
Net cash from operating activities	552	125
Cash flows from financing activities
Payments of notes payable	(445)	(100)
(Increase) decrease in advances to affiliates	100	(72)
Net cash used in financing activities	(345)	(172)
Cash flows from investing activities
Proceeds from sale of equipment	-	1
Acquisitions of property plant and equipment, net	-	(6)
Net cash used in investing activities	-	(5)

Cash flows from discontinued operations
Cash used in discontinued operations	(20)	0
	(20)	0
Net increase (decrease) in cash	187	(52)
Cash at the beginning of period	55	107
Cash at the end of period	$ 242	$ 55
Cash paid for interest	$ 374	$ 632

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its wholly-owned operating company subsidiaries, Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure"), Palm Springs Golf, Inc. (“Palm Springs”), Prestige Golf Corporation (“Prestige”), and majority-owned subsidiaries Pro Golf International, Inc., Pro Golf of America, Inc., and ProGolf.com, Inc. (“PG.com”) collectively referred to herein as the "Company".  All significant inter-company balances and transactions have been eliminated.

Discontinued Operations

The operations of Ajay, Leisure Life, Palm Springs, and Prestige were discontinued on June 2, 2000.  From that date through December 31, 2000 the companies in the golf wholesale segment (Ajay, Palm Springs and Prestige) liquidated their remaining assets.  Leisure Life ceased its operations in June 2000 and its operating assets were auctioned off on December 6, 2001.  The balance sheets at December 31, 2003 and 2002 reflect the excess of the liabilities over the assets of these subsidiaries.

Revenue Recognition

Pro Golf of America, Inc. recognizes initial franchise fee revenue when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor.  Royalty fees in most cases are a percentage of franchisees’ monthly gross receipts, as defined in the franchise agreement.

When a franchise is purchased from Pro Golf of America, Inc, the company agrees to perform certain services to the new franchisee.  Among the services provided by Pro Golf of America, Inc., are assistance in lease negotiation, store layout, retail sales training, custom club fitting, implementation of an accounting system, purchasing and pricing programs, and design of a customer service program.

Concentration of Credit Risk

The Company maintains cash balances at Comerica Bank.  At times, balances maintained exceed $100,000.  Management feels that the risk of loss due to excess balances is minimal.

Inventories

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Fixed assets of the Company consist primarily of machinery and office equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Intangibles

Intangibles at December 31, 2003 and 2002 consist primarily of trademarks and brand names held by Pro Golf International and Pro Golf of America.  Amortization expense is computed on a straight-line basis over the estimated useful lives of these assets.  Pro Golf International’s trademark is determined to be indefinite therefore it is not being amortized.  Amortization expense related to the trademarks held by Pro Golf of America was $6,110 and $4,974 for the years ended December 31, 2003 and 2002, respectively.

Development Costs

Development costs are now being expensed as incurred according to generally accepted accounting principles.  The resulting cumulative effect of the change in accounting principle created a loss of $62,604 in 2002.

 Income Taxes

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, using enacted statutory rates applicable to future years.

Advertising

The Company’s policy is to expense production costs for advertising as of the date the commercials and marketing materials are initially utilized or are provided to franchisees for their use.  Prepaid advertising represents expenditures that, under this policy, are capitalized at period end and are expensed during a subsequent period as utilized.  Due to the seasonality of the Company’s business, advertising and marketing costs generally exceed revenue received from vendors and franchisees on an annual basis.  The Company incurred $606,352 and $441,603 of costs for advertising and the production of marketing materials and had no reimbursements from its franchisees for such costs during the years ended December 31, 2003 and 2002, respectively.

Employee Bonus Plan

The Company has a non-qualified bonus plan for certain employees.  Due to the seasonal nature of the Company’s business and the timing of revenue and expenses, on an interim basis, the Company expenses compensation related to the bonus as it is paid during the year.  The bonus is determined at the end of the fiscal year based on annual financial results.  No bonuses were given under the plan during the 2003 and 2002.

Compensated Absences

Employees of the Company are entitled to paid vacation and paid sick days depending on job classification, length of service, and other factors.  It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements.  The Company’s policy is to record the costs of compensated absences when actually paid to employees.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Net Loss per Common Share

Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends of ($341,000) for 2003 and 2002, by the weighted average number of common shares outstanding.   No warrants were exercised during 2003 or 2002.

SFAS No. 128, “Earnings per Share”, became effective for fiscal years ending after December 15, 1997.  This statement replaces the presentation of primary earnings per share (“EPS”) with a presentation of basic EPS.  It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computations to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, or resulted in the issuance of Common Stock that then shared the earnings of the entity.  Securities convertible to common stock and warrants to purchase common stock were outstanding at December 31, 2003 and 2002 but were not included in the computation of diluted loss per common share because the shares would be antidilutive.

Use of Estimates

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

2. Related Party Transactions

On November 6, 2002, Ajay, Thomas W. Itin and Williams Controls, Inc. (“Williams”), entered into a settlement agreement and mutual release.  The legal case filed by Williams versus Itin and Ajay, and the legal case filed by Itin versus Williams were dismissed without prejudice and without cost to either party.  Itin and Ajay (the party) and Williams released each other from any claims, in any way rising out of any conduct occurring prior to November 6, 2002.  In addition, Itin received all of the Ajay common and preferred stock owned by Williams, and the note payable that Ajay owed Williams.

The Company has a note payable to Mr. Itin in the amount of $5,917,623, as of December 31, 2003.  This note was previously owed to Williams, and in November 2002, most of Williams’ position in the loan and also all of the Williams ownership in Ajay common and preferred stock and stock rights were transferred to Mr. Itin subject to certain provisions contained in the settlement agreement.  This note includes interest accrued at a rate of 8% per annum. Interest expense accrued on this note was $524,543 and $357,547 for the years ended December 31, 2003 and 2002, respectively.  There were no principal or interest payments on this note during 2003 and 2002.

First Equity Corporation ("First Equity") is owned by some family members of Mr. Itin, Chief Executive Officer and Chairman of the Company.  First Equity made short-term working capital loans to Ajay during 1999, with interest at various market rates.  The balance due on these loans at December 31, 2003 and 2002 was $729,080 and $660,264, including accrued interest of $128,675 and $198,241, respectively.  No payments have been made on this loan during the two years covered by this report.

The Company has a note payable to Colorado Ridge Corporation and Mr. Itin in the principal amount of $300,000.  Mr. Itin is a principal shareholder in Colorado Ridge Corporation.  The interest on this note accrues at a rate of 8% per annum.  Interest accrued on this note was $23,934 as of December 31, 2003.

In July of 2001, Pro Golf International obtained a loan of $1,440,000 from 1001 Woodward, Inc.  Proceeds from this loan were used to pay loan principal on Pro Golf International’s loan with Comerica Bank.  Ajay Sports, Inc., and Pro Golf of America guaranteed the loan.  Mr. Itin, Chairman of both Ajay Sports, Inc., and Pro Golf of America is a shareholder in 1001 Woodward, Inc.  No principal payments were made on the loan in 2003 or 2002.  Accrued interest on the note was $327,937 and $223,365 as of December 31, 2003 and 2002, respectively.  Four thousand shares of Pro Golf of America stock were pledged as collateral against the debt.

3. Liabilities

As of December 31, 2003 the Company’s debt for continuing operations was $16,591,000 owed to a bank, affiliates and others, as compared to $16,011,000 as of December 31, 2002.  The increase from 2002 is mainly due to the increase in advances from related parties and accrued interest on the principal.

At December 31, 2003 and 2002, the Company had a note payable to Comerica Bank with the following balances of principal and accrued interest:

                                            December 31, 2003                    December 31, 2002

Principal	Interest	Principal	Interest
$5,908,061	$323,093	$6,353,000	$216,856

This note was extended through April 30, 2005 under a forbearance agreement.  During the years 2003 and 2002, the Company paid Comerica Bank principal of $445,000 and $100,000, respectively.  Also, during the years 2003 and 2002, the Company paid Comerica Bank interest of $374,000 and $632,000, respectively.

The Company has notes payable to Henry Hooker, Bradford Hooker and Timothy Hooker in the total amount of $1,200,000, as of December 31, 2003.  These notes are all dated June 22, 1999.  The notes have an annual interest rate of 10% with interest to be paid quarterly, and were due on July 31, 2000.  As of December 31, 2003 and 2002, balances of principal and accrued interest on these notes were as follows.

                                          December 31, 2003             December 31, 2002

	Principal	Interest	Principal	Interest
Henry Hooker	$530,000	$185,500	$530,000	$132,500
Timothy Hooker	335,000	117,250	335,000	83,750
Bradford Hooker	335,000	117,250	335,000	83,750
	$1,200,000	$420,000	$1,200,000	$300,000

There were no principal or interest payments on these notes during 2003 and 2002.

ProGolf.com had a promissory note payable to Meritage Technologies, Inc., in the amount of $76,910 dated February 14, 2002.  The note was non-interest bearing and required 11 payments of $3,000 beginning February 28, 2002.  The note balance was $55,910 at December 31, 2002, and was paid off in September 2003 for a total of $21,000 to Meritage Technologies, Inc., as payment in full of this note.  The Company received forgiveness of debt in the amount of $21,495.

Note payable related party includes the following:

	Interest Rate	As of 12/31/2003	As of 12/31/2002
Thomas W. Itin -1	8%	$5,917	$5,560
Thomas W. Itin -2	8%	325	0
1001Woodward, Inc.	10%	1,769	1,665
First Equity Corporation	10%	729	660

Total		$8,740	$7,885

There were no interest payments made on these notes during the years 2003 and 2002.  These notes are due on demand; however, the related parties, including Mr. Itin and his spouse are willing to extend the terms of these notes, and/or consider other types of payments other than cash.

4. Income Taxes

The Company adopted SFAS No. 109 at the beginning of 1992.  There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.  The actual income tax expense (benefit) does not differ from the statutory income tax expense (benefit) for 2003 and 2002. Income tax expense was $1,836,000 and $56,000 for 2003 and 2002, respectively.

The components of the net deferred tax assets/liabilities were as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets
Amortization/Depreciation	223	223
NOL carry forward	9,101	9,600
Valuation allowance	(9,324)	(7,987)
Net deferred tax assets	$ -	$ 1,836

The Company assessed its past earnings history and trends, budgeted sales, and expiration dates of carry forwards and has determined that it is most likely that a majority of its deferred tax assets will not be realized, therefore a 100% valuation allowance  was recorded against the deferred tax asset.  This transaction has created $1,836,000 of deferred income tax expense, which is offsetting the income tax benefits recorded in the previous years.

The Company has net operating loss carry forwards for Federal tax purposes of approximately $26,001,000 at December 31, 2003, which expire in varying amounts in the years 2005 through 2024.  Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

5. Stockholders' Equity

Preferred Stock

The Company has 12,500 shares of Series B, 8% Cumulative Convertible Preferred Stock outstanding, par value of $100, and with a conversion rate of 92.5926 common shares for each share of preferred stock. These shares are owned by TICO, a partnership in which Mr. Itin has a controlling interest.

In July 1995 the Company sold in a registered public offering 325,000 shares of Series C 10% Cumulative Convertible Preferred Stock, par value of $10 and 325,000 Warrants.  The Series C preferred stock is convertible into shares of the Company’s Common Stock at a conversion rate of 2.42424 common shares for each share of preferred stock.  Cumulative dividends are payable on the Series C preferred stock at an annual rate of $1.00 per share.  These Warrants are redeemable by the Company at $0.05 per Warrant under certain conditions.  The terms of these Warrants are identical to the Company’s other publicly held Warrants to purchase common stock, which were offered as part of the Units in 1989. See “Units” below

The Company has 6,000,000 shares of Series D Cumulative Convertible Preferred Stock outstanding, par value of $0.01, convertible to 3,333,333 shares of common stock.  These shares were previously owned by Williams Controls, Inc, and were subsequently transferred to Mr. Itin, Chairman of the Company or his assigns, per a settlement agreement and mutual release signed in November 2002.  No dividends were accrued on the Series D preferred stock until after July 31, 2001.  The dividend rate on the Series D preferred stock was 17% per annum commencing August 1, 2001 and increased to 24% in 2002.  The Series D preferred stock is redeemable by the Company.

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

Holders of the Company’s Series B Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of 8% based on a stated value of $100 per Series B share, or $8 per Series B share per year.  Holders of the Company’s Series C Cumulative Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of $1.00 per Series C share.  Due to a shortage of operating funds to run the business, dividends on both series B and C preferred stock have not been paid since January 1997.  Until the Company has cash available for dividends, it does not anticipate declaring or paying dividends on its Series B and C preferred stock.

At December 31, 2003 and 2002, dividends in arrears on the 8% Cumulative Convertible Preferred Series B stock were $1,506,575 and $1,406,575, respectively.  Dividends on the Series C cumulative Convertible Preferred Stock were declared and paid through December 31, 1996.  At December 31, 2003 and 2002, dividends in arrears on the 10% Cumulative Convertible Preferred Series C stock were $1,750,851 and $1,542,412, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

Units

In 1989 the Company completed the offering of 405,000 units consisting of five (5) shares of Common Stock $0.01 par value and two (2) Common Stock purchase warrants.  The units were sold at a price of $8.00 per unit. The Company had proceeds of $2,916,000 from this public offering.  Each Warrant entitles the holder to purchase one share of Common Stock at a price of $2.00 per share at any time within 12 months after November 9, 1989.  These warrants are detachable from the units and fully transferable, separate from the Common Stock.  The Company reserves the right to call the warrants at any time.  In event the Company gives notice of redemption, the holders will be required to decide whether to exercise their warrants, or to accept the $0.001 per warrant redemption price because the warrant may not be exercised after the expiration of such 30-day notice period.

6. Leases

Total rental expense of the Pro Golf operating companies under operating leases was $164,888 and $119,826 for the years ended December 31, 2003 and 2002, respectively.  The Company negotiated a month-to-month lease agreement that began on April 1, 2003 and contains minimum monthly payments of $13,937.

7. Supplemental Cash Flow Information

Cash paid by the Pro Golf operating companies for interest was $374,000 and $632,000 for the years ended December 31, 2003 and 2002, respectively.

Non cash financing and investing transactions were as follows:

Pro Golf of America declared dividends of $1,385,000 in 2002.  The Company received $560,074 of inter-company and related party receivables and $824,242 in debt reduction from Pro Golf of America as payment of the dividends in the year 2002.

In February 2002, ProGolf.com exchanged a note payable with Meritage Technologies, Inc., as a reclassification of accounts payable.

ProGolf.com exchanged a promissory note for a reduction of trade accounts payable.  This was considered a non-cash transaction for the statement of cash flows.

8. Discontinued Operations

The net assets and liabilities of the discontinued operations have been recorded at net realizable value under the caption “Net liabilities of discontinued operations” in the accompanying Balance Sheet at December 31, 2003 and 2002 and consist of the following (in thousands):

	2003	2002
Accounts payable*	$ 52	$ 687
Notes payable including interest**	2,378	2,487
Net liabilities of discontinued operations	$ 2,430	$ 3,174

*  Accounts payable are significantly reduced for 2003 due to a settlement agreement with Orlimar Golf Company in early 2003.

** These notes were subsequently settled in August 2005.

9. Fourth Quarter Adjustments

At December 31, 2003, the Company assessed its past earnings history and trends, budgeted sales, and expiration dates of carry forwards and has determined that it is most likely that a majority of its deferred tax assets will not be realized, therefore a 100% valuation allowance  was recorded against the deferred tax asset.  This transaction has created $1,836,000 of deferred income tax expense, which is offsetting the income tax benefits recorded in the previous years.

The Company wrote down $194,888 of the cost basis of its marketable securities.  Based on FASB 115, the Company determined that the decline in fair value of Ajay’s investments in marketable securities was other than temporary, and the cost basis of such investment should be written down to fair value as the new cost basis, and the amount of the write off should be included in earnings.  At December 31, 2003, the Company recorded a $194,888 loss on investments in marketable securities, and the unrealized loss on investments decreased by the same amount.

10. Subsequent Events

Effective August 30, 2005 Ajay Sports, Inc. and its subsidiaries (Ajay party) announced the negotiated mutual general release of the debt owed by Ajay to Wells Fargo Bank.  The outstanding balance of this debt was approximately $2,378,140 as of December 31, 2003, and interest had been accruing through August 30, 2005, the date of negotiated mutual general release.  Ajay party paid $11,500 to Wells Fargo Bank, and agreed to transfer and quitclaim to Wells Fargo Bank all the rights and interests of the collateral, which included 156,719 common shares of Williams Controls, Inc. stock (WMCO), in exchange for the mutual release and discharge of all claims involving Ajay and Wells Fargo Bank.

In January 2004, the Company terminated an employee.  The employee is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management feels the employee’s claim is without merit and has filed a counter-suite against the former employee.  See Note 10.

On May 14, 2004, Pro Golf International was granted an extension of its forbearance agreement by Comerica Bank through April 30, 2005.  The interest rate remained at prime rate plus one percent; and principal payments of $40,000 per month were due on the first day of the month beginning May 1, 2004.  Additionally, it required the Company and the guarantors of the loan pay the bank a minimum of $1,500,000 from the sale of preferred stock by November 1, 2004.  During 2005, Comerica Bank disposed of the collateral involving marketable securities of Williams Controls, Inc, which were pledged by the guarantor, Mr. Itin, Chaiman and CEO of the Company.  As of December 31, 2005, total balance owed to Comerica Bank was $4,476 million, which represents the amount claimed by Comerica Bank.  The Company’s management believes that such amount is overstated due to several factors that originate from the past loan history, including overcharges on interest, inflated loan fees etc. Currently, the Company is aggressively seeking to obtain alternate financing through debt or equity.  The Company’s future prosperity depends on management’s success in implementing these plans.

11. Legal Proceedings

During 2003 and 2002, The Company was involved in various legal proceedings that are normal to its businesses operations.  Some of the cases were settled during this period.  The Company believes that none of this litigation had, or is likely to have a material adverse effect on its financial condition or operations.

On November 6, 2002, Ajay, Thomas W. Itin and Williams Controls, Inc., entered into a settlement agreement and mutual release.  The legal case filed by Itin versus Williams and the legal case filed by Williams versus Itin and Ajay were dismissed without prejudice and without cost to either party.  Itin and Ajay (the party) and Williams released each other from any claims in any way rising out of any conduct occurring prior to November 6, 2002.  In addition, Itin (or assigns) received all of the Ajay common and preferred stock owned by Williams, and the notes and accounts payable that Ajay owed Williams.

In February 2003, the Company negotiated a settlement with Orlimar Golf Company on a dispute over amounts allegedly owed to Orlimar by Ajay’s subsidiary Prestige Golf.  The settlement called for 36 monthly payments of $2,000 and for Orlimar to participate at no additional cost in ProGolf of America’s national advertising for one year.  This dispute was settled and amounts paid in full during 2004 with complete mutual general release.

In 2003, Pro Golf of America and the Gary Player Group entered into a settlement agreement.  The Gary Player Group had demanded $172,500 for the remaining period of an endorsement agreement.  Pro Golf of America paid $25,000 to Gary Player Group as the settlement and mutual general release.

In January 2004, Ronald N. Silberstein, the former Chief Financial Officer of the Company, who was serving at will, was terminated from employment by unanimous vote of the board of directors.  Mr. Silberstein is suing the Company for wrongful termination and is asking for a minimum payment of $25,000.  Management believes that Mr. Silberstein’s claim is without merit and it has filed a counter-suit against Mr. Silberstein.  Discovery is now complete in the case and we are now awaiting the facilitation stage before proceeding to trial.

RULE 15D-14(A) CERTIFICATION OF CEO

I, Thomas W. Itin certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Ajay Sports, Inc;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

 Date: February 28, 2006

/s/ Thomas W. Itin
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF COO

I, Brian T. Donnelly, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Ajay Sports, Inc;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

 Date: February 28, 2006

/s/ Brian T. Donnelly
Chief Operating Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of Ajay Sports, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 28, 2006

/s/Thomas W Itin.

Chairman of the Board of Directors and
Chief Executive Officer

SECTION 1350 CERTIFICATION OF COO

      I, Brian T. Donnelly, Chief Operating Officer of Ajay Sports, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 28, 2006

/s/ Brian T. Donnelly.

Chief Operating Officer

Exhibits Incorporated by Reference

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

Exhibit 10.7(k) Amendment No. 10, dated March 1, 2000 to the 1998 Wells Fargo Credit Agreement. (11)

Exhibit 10.7(l) Amendment No. 11, dated April 1, 2000, to the 1998 Wells Fargo Credit Agreement. (11)

Exhibit 10.7(m) Second Mortgage and $70M Promissory Note payable to Wells Fargo related to the Baxter, Tennessee facility. (14)

Exhibit 10.7(n) Forbearance Agreement with Wells Fargo, dated June 12, 2000, As amended June 21, 2000 (12)

Exhibit 10.7(o) Agreement Regarding Discretionary Advances, dated December 1, 2000, with Wells Fargo. (14)

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

Exhibit 10.9(h)   Forbearance Agreement with Comerica, dated September 1, 2000. (13)

Exhibit 10.9(i)    Forbearance Extension Agreement with Comerica, dated May 10, 2001. (14)

Exhibit 10.10(a) Form of Subordinated Promissory Note (Maker Pro Golf International, Inc.) (11)

Exhibit 10.10(b) Form of Comerica Subordination Agreement (11)

Exhibit 10.11      Warrants issued to former shareholders of Pro Golf of America, Inc. (10)

Exhibit 10.12      Incentive Stock Plan of ProGolf.com, Inc. (14)

Exhibit 21.0       List of Subsidiaries      Filed Herewith

Exhibit 23.1       Consent of J L Stephan Co., PC     (15)

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

(11) Incorporated by reference from the Registrant’s 10-K filed for December 31, 1999. (SEC file No. 0-18204)

(12) Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended June 30, 2000.   (SEC file No. 0-18204)

(13) Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended September 30, 2000.   (SEC file No. 0-18204)

(14) Incorporated by reference from the Registrant’s 10-K filed for December 31, 2000. (SEC file No. 0-18204)

(15) Incorporated by reference from the Registrant’s 10-KSB filed for December 31, 2002. (SEC file No. 0-18204

Exhibit 21. LIST OF SUBSIDIARIES

SUBSIDIARIES                                          STATE OF INCORPORATION

Pro Golf International, Inc.                                                       Delaware

Pro Golf of America, Inc.                                                          Michigan

ProGolf.com, Inc.                                                                      Delaware

Pro Golf Worldwide, Inc.                                                          Delaware

Ajay Leisure Products, Inc.                                                     Delaware

Leisure Life, Inc.                                                                       Tennessee

Palm Springs Golf, Inc.                                                           Colorado

Prestige Golf Corporation                                                       Delaware

Pro Golf Domes, Inc                                                                 Michigan