Form 10QSB
period 2004-03-31
AJAY SPORTS INC
filed 2006-03-30
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

37735 Enterprise Court, Suite 600

Farmington Hills, MI 48331

(Address of principal executive offices)

Registrant's telephone number, including area code: (248) 994-0553

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:             Yes            No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)                                            Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                                            Yes           No   X

The number of shares outstanding of the registrant’s common stock as of March 31, 2004 was 4,257,163.

PART I. FINANCIAL INFORMATION

Table of Contents

    Item 1 Financial Statements
      CONSOLIDATED CONDENSED BALANCE SHEETS
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    Notes to Consolidated Financial Statements
    Item 2. Management’s Discussion and Analysis or Plan of Operations
    Item 3. Controls and Procedures
  PART II. OTHER INFORMATION
    Item 1. Legal Proceedings
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Item 3. Defaults upon Senior Securities
    Item 4. Submission of Matters to a Vote of Security Holders
      SIGNATURES
    RULE 15D-14(A) CERTIFICATION OF CEO
    RULE 15D-14(A) CERTIFICATION OF COO
    SECTION 1350 CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF COO

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	March 31, 2004 Unaudited	December 31, 2003
Current assets
Cash	$ 114	$ 242
Accounts receivable, net	490	486
Inventories	20	21
Prepaid expenses and other current assets	208	194
Total current assets	832	943
Long-term assets
Fixed assets, net of depreciation	44	43
Intangibles, net of amortization	6,337	6,362
Investments in marketable securities	125	103
Other assets	16	-
Total long-term assets	6,522	6,508
TOTAL ASSETS	$ 7,354	$ 7,451
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 357	$ 543
Accrued expenses and other liabilities	650	613
Note payable - related party	8,893	8,740
Note payable – bank	6,131	6,231
Note payable – other	1,650	1,620
Total current liabilities	17,681	17,747
Long-term liabilities
Accrued expenses - non current	4	26
Net liabilities of discontinued operations	2,471	2,430
Total long-term liabilities	2,475	2,456
TOTAL LIABILITIES	20,156	20,203
Shareholders' Equity
Preferred Stock- 10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,289,322 shares issued, 4,257,175 shares outstanding And 31,147 shares in treasury	43	43
Additional paid - in capital	18,344	18,344
Accumulated deficit	(34,525)	(34,453)
Accumulated other comprehensive loss	(58)	(80)
Total shareholders' equity	(12,802)	(12,752)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,354	$ 7,451

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three month period ended March 31,
	2004	2003

Net sales revenues	$ 914	$ 663
Cost of sales	1	1
Gross profit	913	662

Selling, general and administrative expense	615	639
Income from operations	298	23
Non-operating expenses
Interest expense, net	(291)	(392)
Depreciation and amortization	(32)	(28)
Total non-operating expenses	(323)	(420)
Loss from continuing operations before income taxes and minority interest	(25)	(397)
Income tax benefit	-	(93)
Loss from continuing operations before minority interest	(25)	(304)
Minority interest income of subsidiary	-	6
Net Loss from continuing operations	(25)	(298)

Discontinued operations
Interest expense from discontinued
furniture operations	(47)	(51)
Gain from settlement of discontinued accounts payable	-	615
	(47)	564
Net income (loss)	(72)	266
Undeclared preferred dividends	(85)	(85)
Net income (loss) available to common shareholders	(157)	181
Net income (loss) per common share - basic and diluted
Loss available to common shareholders from continuing operations	(0.03)	(0.09)
Gain (loss) from discontinued operations	(0.01)	0.13
Net gain (loss) available to common shareholders per common share	$ (0.04)	$ 0.04
Weighted average common shares outstanding – basic and diluted	4,257	4,257

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three month period ended March 31,
	2004	2003
Operating activities:
Net income (loss)	$ (72)	$ 266
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	32	28
Minority interest in income of subsidiary	-	(6)
Changes in current assets and liabilities
(Increase) in accounts receivable	(4)	(87)
(Increase) decrease in inventories	1	(10)
(Increase) decrease in prepaid expenses and other current assets	(14)	3
Increase (decrease) in accounts payable	(186)	74
Increase in deferred tax benefits	-	(93)
Increase in accrued expenses and other liabilities	15	77
Discontinued operations net (income) loss	47	(615)
Increase in interest payable	159	519
Total adjustments	50	(110)
Net cash provided by (used in) operating activities	(22)	156

Financing activities
Payments of notes payable	(100)	(217)
Net cash used in financing activities	(100)	(217)

Cash flows from discontinued operations
Cash used in discontinued operations	(6)	(4)
	(6)	(4)
Decrease in cash	(128)	(65)
Cash at the beginning of period	242	107
Cash at the end of period	$ 114	$ 42

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 74	$ 157

See notes to consolidated condensed financial statements.

Notes to Consolidated Financial Statements

This report contains forward-looking statements including statements containing words such as “believes”, “anticipates”, “expects” and the like.  All statements other than statements of historical fact included in this report are forward-looking statements.  The Company believes that its expectations reflected in its forward-looking statements are reasonable, but it can give no assurance that the expectations ultimately will prove to be correct.  Important factors including, without limitation, statements relating to planned acquisitions, development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company has acquired, disposition of any current business of the Company, a change in the Company’s relationships with its bank lenders and/or unsecured lenders, could cause the Company’s actual results to differ materially from those anticipated in these forward-looking statements.  The Company does not intend to update the forward-looking statements contained in this report.

1.

The Company

Ajay Sports, Inc. (the "Company”) operates the franchise segment of its business through Pro Golf International, Inc., a 97% owned subsidiary, which was formed during 1999 and owns 100% of the outstanding stock of Pro Golf of America, Inc., and 78% of the stock of ProGolf.com, Inc.  (“ProGolf.com”).  Pro Golf of America, Inc. is the franchisor of Pro Golf / Pro Golf Discount® retail golf stores (“Pro Golf stores”).  ProGolf.com is a company formed to help drive traffic to its franchisee stores and to sell golf equipment and other golf-related and sporting goods products and services over the Internet.

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 120 stores in the United States, Canada, Europe and Puerto Rico, as of March 31, 2004.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its partially owned Internet site.  ProGolf.com has an agreement with Global Sports, Inc. (GSI), the largest sporting goods internet sales organization in the world, which inventories and sells golf on the Internet site www.progolf.com in exchange for commissions on its sales through this site.

The Company operated and subsequently closed the following wholly owned subsidiaries: Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure Life"), Palm Springs Golf, Inc. (“Palm Springs”), and Prestige Golf Corporation (“Prestige”).

In June 2000, the Company’s management elected to discontinue the businesses of Ajay, Leisure Life, Palm Springs, and Prestige due to the fact that their customers’ “Big Box” stores began purchasing their inventories directly from offshore manufacturers and suppliers, which created ongoing operating losses and negative cash flows for these companies.  These entities marketed and distributed golf clubs, golf bags, golf gloves, golf accessories, hand-pulled golf carts and casual living furniture, prior to deciding to discontinue those business operations in June 2000.

All references to the Company include Pro Golf International, Pro Golf of America, Inc., ProGolf.com, Ajay, Leisure Life, Palm Springs, and Prestige unless otherwise specified.

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 37735 Enterprise Court – Suite 600, Farmington Hills, MI 48331, and its telephone number is (248) 994-0553.

2.

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.  These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

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

4.

Marketable Securities

The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Traded securities are carried at quoted fair Market Value.

5.

Allowance for Doubtful Accounts

The Company estimates an allowance for uncollectible accounts resulting from the failure of its customers to satisfy their obligations.  This estimate is based upon management’s historical experience, the joint agreement of management and the collections staff, the financial condition of the customer, or immediately if a customer declares bankruptcy value, with unrealized gains and losses included in earnings.

6.

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

At March 31, 2004 and December 31, 2003, dividends in arrears on the 8% Cumulative Convertible Preferred Series B stock were $1,531,575 and $1,506,575, respectively.  Dividends on the Series C Cumulative Convertible Preferred stock were declared and paid through December 31, 1996.  At March 31, 2004 and December 31, 2003, dividends in arrears on the 10% Cumulative Convertible Preferred Series C stock were $1,802,961 and $1,750,851, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

7.

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

8.

Concentrations of Credit Risk

For cash management purposes, the Company concentrates its cash holdings in at a single financial institution.  From time-to-time, the balance in these accounts may exceed the federally insured limit of $100,000 by the Federal Deposit Insurance Corporation.

9.

Subsequent Events

Effective August 30, 2005 Ajay Sports, Inc. and its subsidiaries (“Ajay party”) announced the negotiated mutual general release of the debt owed by Ajay party to Wells Fargo Bank.  The outstanding balance of this debt was approximately $2,425,000 and $2,378,000 as of March 31, 2004 and December 31, 2003, respectively, and interest had been accruing through August 30, 2005, the date of negotiated mutual general release.  Ajay party paid $11,500 to Wells Fargo Bank, and agreed to transfer and quitclaim to Wells Fargo Bank all the rights and interests of the collateral, which included 156,719 common shares of Williams Controls, Inc. stock (WMCO), in exchange for the mutual release and discharge of all claims involving Ajay party and Wells Fargo Bank.

On May 14, 2004, Pro Golf International, Inc. was granted an extension of its forbearance agreement by Comerica Bank through April 30, 2005.  The interest rate remained at prime rate plus one percent; and principal payments of $40,000 per month were due on the first day of the month beginning May 1, 2004.  Additionally, it required the Company and the guarantors of the loan pay the bank a minimum of $1,500,000 from the sale of preferred stock by November 1, 2004.

During 2005, Comerica Bank disposed of the collateral involving marketable securities of Williams Controls, Inc, which were pledged by the guarantor, Mr. Itin, Chaiman and CEO of the Company.  As of December 31, 2005, the total balance owed to Comerica Bank was $4.476 million, which represents the amount claimed by Comerica Bank.  The Company’s management believes that such amount is overstated due to several factors that originate from the past loan history, including overcharges on interest, inflated loan fees, etc. Currently, the Company is aggressively seeking to obtain alternate financing through debt or equity.  The Company’s future prosperity depends on management’s success in implementing these plans.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in the report.

Results of Operations

For the three-months ended March 31, 2004, the Company incurred a net loss of $72,000, as compared to a net profit of $266,000 for the three-month period ended March 31, 2003, a decline of $338,000.  This decline was mainly due to the settlement of discontinued accounts payable during the first quarter of 2003, resulting in a one time gain of $615,000.  However, gross profit due to revenues increased and selling, general and administrative expenses (“SG&A”) declined versus prior year to help offset the one time gain during the first quarter of 2003.

Net sales for the 3 months ended March 31, 2004, improved by 49% compared to the previous 3 month period in March 31, 2003.  This increase was due to a increase in royalties, a very strong increase in franchise fees and a gain in advertising revenue.

SG&A decreased in the three-months ended March 31, 2004 by 4% versus the three-months ended March 31, 2003, mainly due to a reduction in compensation and lower operating and advertising expenses.

Net Interest Expenses (continuing and discontinued operations) for the three-months ended March 31, 2004, decreased by 24% versus the three-months ended March 31, 2003, mainly due to the declining interest rate charges and a continued decline in the interest expenses from discontinued operations.

Liquidity

The Company’s liquidity varies with the seasonality of its business, which, in turn, influences its financing requirements.  The seasonal nature of the Company’s royalty revenue creates fluctuating cash flow.  The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt.

The Company’s primary focus for the remainder of fiscal year 2004 and fiscal year 2005 is to help its Pro Golf Discount storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand the Pro Golf Franchise Network in the United States and internationally by signing new franchisees.  In addition, the Company is also planning to open a minimum of one Company owned retail store as funds become available.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Operating Officer have performed an evaluation of the Company’s disclosure controls and procedures as of March 31, 2004, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2004 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Operating Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Operating Officer have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report except as to the deficiencies described below. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management intends to implement the changes described below. In the past the Company has not filed on a timely basis certain of its quarterly Forms 10-QSB and annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates. This, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting. The Company seeks to implement a short and long-term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings that are normal to its businesses.  The Company believes that none of this litigation is likely to have a material adverse effect on its financial condition or operations.

In January 2004, Ronald Silberstein, the former Chief Financial Officer of the Company, who was serving at will, was terminated from employment by the unanimous vote of the board of directors.  Mr. Silberstein is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management believes very strongly that Mr. Silberstein’s claim is without merit, and has therefore denied liability and has filed a counter-suit against Mr. Silberstein.  Discovery has been completed and the case is scheduled to begin trial on July 6, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AJAY SPORTS, INC.

By:  /s/ THOMAS W. ITIN

       Thomas W. Itin

       Chairman and Chief Executive Officer

By:  /s/ BRIAN T. DONNELLY

       Brian T. Donnelly

       President and Chief Operating Officer

Date: March 30, 2006

RULE 15D-14(A) CERTIFICATION OF CEO

I, Thomas W. Itin certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Ajay Sports, Inc.;
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

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

 Date: March 30, 2006

/s/ Thomas W. Itin --------------------------------------------
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF COO

I, Brian T. Donnelly, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Ajay Sports, Inc.;
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

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

 Date: March 30, 2006

/s/ Brian T. Donnelly --------------------------------------------
Chief Operating Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-QSB for the quarter ended March 31, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 30, 2006

/s/Thomas W Itin
--------------------------------
Chairman of the Board of Directors and
Chief Executive Officer

SECTION 1350 CERTIFICATION OF COO

      I, Brian T. Donnelly, Chief Operating Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

The Company’s Annual Report on Form 10-QSB for the quarter ended March 31, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 30, 2006

/s/ Brian T. Donnelly
-----------------------------------------
Chief Operating Officer