Form 10QSB
period 2004-06-30
AJAY SPORTS INC
filed 2006-03-30
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:             Yes            No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)                                            Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                                            Yes           No   X

The number of shares outstanding of the registrant’s common stock as of March 30, 2006 was 4,257,163.

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
    RULE 15D-14(A) CERTIFICATION OF CEO
    RULE 15D-14(A) CERTIFICATION OF COO
    SECTION 1350 CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF COO

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	June 30, 2004 Unaudited	December 31, 2003
Current assets
Cash	$ 223	$ 242
Accounts receivable, net	620	486
Inventories	8	21
Prepaid expenses and other current assets	202	194
Total current assets	1,053	943
Long-term assets
Fixed assets, net of depreciation	36	43
Intangibles, net of amortization	6,312	6,362
Investments in marketable securities	110	103
Other assets	15	-
Total long-term assets	6,473	6,508
TOTAL ASSETS	$ 7,526	$ 7,451

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 386	$ 543
Accrued expenses and other liabilities	749	613
Note payable - related party	9,048	8,740
Note payable – bank	6,011	6,231
Note payable – other	1,680	1,620
Total current liabilities	17,874	17,747
Long-term liabilities
Accrued expenses - non current	4	26
Net liabilities of discontinued operations	2,499	2,430
Total long-term liabilities	2,503	2,456
TOTAL LIABILITIES	20,377	20,203

Shareholders' Equity
Preferred Stock- 10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares authorized,
4,289,322 shares issued, 4,257,175 shares outstanding
and 32,147 shares in treasury	43	43
Additional paid - in capital	18,344	18,344
Accumulated deficit	(34,479)	(34,453)
Accumulated other comprehensive loss	(153)	(80)
Total shareholders' equity	(12,851)	(12,752)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,526	$ 7,451

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three month period ended June 30,		For the six month period ended June 30,
	2004	2003	2004	2003

Net sales	$ 960	$ 871	$ 1,874	$ 1,537
Cost of sales	13	-	13	2
Gross profit	947	871	1,861	1,535

Selling, general and administrative expense	528	673	1,143	1,312
Income from operations	419	198	718	223
Non-operating expenses
Interest expense, net	(293)	(329)	(584)	(721)
Depreciation and amortization	(33)	(28)	(65)	(56)
Total non-operating expenses	(326)	(357)	(649)	(777)
Income (loss) from continuing operations before income taxes and minority interest	93	(159)	69	(554)
Income tax benefit	-	(6)	-	(98)
Income (loss) from continuing operations before minority interest	93	(153)	69	(456)
Minority Interest	-	(161)	-	(155)
Net Income (loss) from continuing operations	93	(314)	69	(611)
Discontinued operations
Interest expense from discontinued
furniture operations	(48)	(47)	(95)	(99)
Gain from settlement of discontinued accounts payable	-	-	-	615
	(48)	(47)	(95)	516
Net income (loss)	45	(361)	(26)	(95)
Undeclared preferred dividends	(85)	(85)	(171)	(171)
Net loss available to common shareholders	(40)	(446)	(197)	(266)
Net loss per common share - basic and diluted
Gain (loss) available to common shareholders from continuing operations	0.00	(0.09)	(0.02)	(0.18)
Gain (loss) from discontinued operations	(0.01)	(0.01)	(0.02)	0.12
Net loss available to common shareholders per common share	(0.01)	(0.10)	(0.04)	(0.06)
Weighted average common shares outstanding – basic and diluted	4,257	4,257	4,257	4,257

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six month period ended June 30,
	2004	2003
Operating activities:
Net loss	$ (26)	$ (95)
Adjustments to reconcile net loss to net cash
provided by operating activities
Minority interest in loss of subsidiary	-	155
Depreciation and amortization	65	56
Changes in current assets and liabilities
(Increase) decrease in accounts receivable	(134)	194
(Increase) decrease in inventories	13	(15)
(Increase) decrease in prepaid expenses and other current assets	(9)	51
Increase (decrease) in accounts payable	(157)	62
Increase in differed tax benefits	-	(98)
Increase in accrued expenses and other liabilities	114	118
Discontinued operations net (income) loss	95	(516)
Increase in interest payable	266	462
Total adjustments	253	469
Net cash provided by operating activities	227	374

Financing activities
Payments of notes payable	(220)	(52)
Increase in advances to affiliates	-	(322)
Net cash used in financing activities	(220)	(374)

Cash flows from discontinued operations
Cash used in discontinued operations	(26)	(10)

Net decrease in cash	(19)	(10)
Cash at the beginning of period	242	55
Cash at the end of period	$ 223	$ 45

Supplemental disclosure of cash flow information
Cash paid for interest	$ 147	$ 215

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

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 120 stores in the United States, Canada, Europe and Puerto Rico, as of June 30, 2004.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its partially owned Internet site.  ProGolf.com has an agreement with Global Sports, Inc. (GSI) the largest sporting goods internet sales organization in the world, which inventories and sells golf on the Internet site www.progolf.com in exchange for commissions on its sales through this site.

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

5.

Allowance for Doubtful Accounts

The Company estimates an allowance for uncollectible accounts resulting from the failure of its customers to satisfy their obligations.  This estimate is based upon management’s historical experience, the joint agreement of management and the collections staff, the financial condition of the customer, or immediately if a customer declares bankruptcy, with unrealized gains and losses included in earnings.

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

At June 30, 2004 and December 31, 2003, dividends in arrears on the 8% Cumulative Convertible Preferred Series B stock were $1,556,575 and $1,506,575, respectively.  Dividends on the Series C Cumulative Convertible Preferred stock were declared and paid through December 31, 1996.  At June 30, 2004 and December 31, 2003, dividends in arrears on the 10% Cumulative Convertible Preferred Series C stock were $1,855,071 and $1,750,851, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

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

9.

10.

Subsequent Events

Effective August 30, 2005 Ajay Sports, Inc. and its subsidiaries (“Ajay party”) announced the negotiated mutual general release of the debt owed by Ajay party to Wells Fargo Bank.  The outstanding balance of this debt was approximately $2,473,000 and $2,378,000 as of June 30, 2004 and December 31, 2003, respectively, and interest had been accruing through August 30, 2005, the date of negotiated mutual general release.  Ajay party paid $11,500 to Wells Fargo Bank, and agreed to transfer and quitclaim to Wells Fargo Bank all the rights and interests of the collateral, which included 156,719 common shares of Williams Controls, Inc. stock (WMCO), in exchange for the mutual release and discharge of all claims involving Ajay party and Wells Fargo Bank.

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

Results of Operations

For the three-months ended June 30, 2004, the Company had net income of $45,000, as compared to a net loss of $361,000 for the three-month period ended June 30, 2003, an improvement of $406,000.  This improvement was mainly due to the increased revenue from the sale of new franchise locations (franchise fees), the reduction of selling, general and administrative expenses (“SG&A”), the reduction of interest expense, and the elimination of minority interest losses.

Net sales for the three-months ended June 30, 2004, improved by 10% to $960,000 compared to the previous three-month period in June 30, 2003.  This increase was due to an increase in royalties and franchise fees.

SG&A decreased in the three-months ended June 30, 2004 by 22% to $528,000 versus the three-months ended June 30, 2003, mainly due to decreases in advertising expenses and legal fees.

Net interest expenses (continuing and discontinued operations) for the three-months ended June 30, 2004, decreased by 9% versus the three-months ended June 30, 2003, mainly due to the declining interest rate charges.

For the six-months ended June 30, 2004, the Company incurred a net loss of $26,000, as compared to a net loss of $95,000 for the six-month period ended June 30, 2003, an improvement of 72% or $69,000.  This is due to the increase in revenues from the sale of new franchise locations (franchise fees), the reduction of SG&A expenses and interest expenses, and the elimination of the minority interest in loss for this period.

Net sales for the six-months ended June 30, 2004, improved by 22% to $1,874,000 compared to the previous six-month period ended June 30, 2003.  This increase was due to a modest increase in royalties and a stronger increase in franchise fees.

SG&A decreased in the six-months ended June 30, 2004 by 13% to $1,143,000 versus the six-months ended June 30, 2003, mainly due to significant decreases in advertising expenses and legal fees.

Net interest expenses (continuing and discontinued operations) for the six-months ended June 30, 2004, decreased by 17% to $679,000 versus the six-months ended June 30, 2003, mainly due to decrease in interest rate charges.

Liquidity

The Company’s liquidity varies with the seasonality of its business, which, in turn, influences its financing requirements.  The seasonal nature of the Company’s royalty revenue creates fluctuating cash flow.  The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt.

The Company’s primary focus for the remainder of fiscal year 2004 and for fiscal year 2005 is to help its Pro Golf Discount storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand the Pro Golf Franchise Network in the United States and internationally by signing new franchisees.  In addition, the Company is also planning to open a minimum of one Company owned retail store as funds become available.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Excecutive Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures as of June 30, 2004, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2004 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

1.

The Company’s Annual Report on Form 10-QSB for the quarter ended June 30, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

The Company’s Annual Report on Form 10-QSB for the quarter ended June 30, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 30, 2006

/s/ Brian T. Donnelly
-----------------------------------------
Chief Operating Officer