Form 10QSB
period 2004-09-30
AJAY SPORTS INC
filed 2006-03-30
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

Table of Contents

  PART I. FINANCIAL INFORMATION
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
    RULE 15D-14(A) CERTIFICATION OF CEO
    RULE 15D-14(A) CERTIFICATION OF COO
    SECTION 1350 CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF COO

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	September 30, 2004 (Unaudited)	December 31, 2003
Current assets
Cash	$ 350	$ 242
Accounts receivable, net	685	486
Inventories	4	21
Prepaid expenses and other current assets	222	194
Total current assets	1,261	943
Long-term assets
Fixed assets, net of depreciation	37	43
Intangibles, net of amortization	6,287	6,362
Investments in marketable securities	157	103
Other assets	16	-
Total long-term assets	6,497	6,508
TOTAL ASSETS	$ 7,758	$ 7,451

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 332	$ 543
Accrued expenses and other liabilities	966	613
Note payable - related party	9,147	8,740
Note payable - bank	5,891	6,231
Note payable - other	1,710	1,620
Total current liabilities	18,046	17,747
Long-term liabilities
Accrued expenses - non-current	4	26
Net liabilities of discontinued operations	2,523	2,430
Total long term liabilities	2,527	2,456
TOTAL LIABILITIES	20,573	20,203
Shareholders' Equity
Preferred Stock- 10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,289,322 shares issued, 4,257,175 shares
outstanding and 32,147 shares in treasury	43	43
Additional paid - in capital	18,344	18,344
Accumulated deficit	(34,477)	(34,453)
Accumulated other comprehensive income	(119)	(80)
Total shareholders' equity	(12,815)	(12,752)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,758	$ 7,451

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three-month period ended September 30,		For the nine-month period ended September 30,
	2004	2003	2004	2003

Net sales	$ 1,031	$ 1,052	$ 2,905	$ 2,589
Cost of sales	4	-	17	2
Gross profit	1,027	1,052	2,888	2587

Selling, general and administrative expense	666	769	1,809	2081
Income from operations	361	283	1,079	506
Non-operating expenses
Interest expense, net	(302)	(258)	(887)	(979)
Depreciation and amortization	(32)	(28)	(97)	(85)
Other income	27	114	27	114
Total non-operating expenses	(307)	(172)	(957)	(950)
Income (loss) before income taxes, and minority interest	54	111	122	(444)
Income tax benefit	-	87	-	(11)
Income (loss) from continuing operations before minority interest	54	24	122	(433)
Minority interest	-	-	-	(155)
Net Income (loss) from continuing operations	54	24	122	(588)
Discontinued operations
Interest expense from discontinued
furniture operations	(51)	(50)	(146)	(148)
Gain from settlement of discontinued accounts payable	-	-	-	615
	(51)	(50)	(146)	467
Net Income (loss)	3	(26)	(24)	(121)
Undeclared preferred dividends	(85)	(85)	(256)	(256)
Net loss available to common shareholders	(82)	(111)	(280)	(377)
Net loss per common share - basic and diluted
Loss available to common shareholders from continuing operations	(0.01)	(0.01)	(0.03)	(0.20)
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.03)	0.11
Net loss available to common shareholders per common share	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.09)
Weighted average common shares outstanding – basic and diluted	4,257	4,257	4,257	4,257

See notes to consolidated condensed financial statements.

AJAY SPORTS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine-month periods ended September 30,
	2004	2003
Operating activities:
Net loss	$ (24)	$ (121)
Adjustments to reconcile net loss to net cash
provided by operating activities
Minority interest in loss of subsidiary	-	155
Depreciation and amortization	97	84
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(199)	238
(Increase) decrease in inventories	17	(13)
Decrease in prepaid expenses and other current assets	(29)	149
Decrease in accounts payable	(211)	(241)
Increase in deferred tax benefits	-	(11)
Increase in accrued expenses and other liabilities	331	250
Discontinued operations net loss (income)	146	(466)
Increase in interest payable	346	538
Total adjustments	498	683
Net cash provided by operating activities	474	562

Financing activities
Payments of notes payable	(340)	(50)
Increase in advances to affiliates	-	(321)
Net cash used in financing activities	(340)	(371)

Cash flows from discontinued operations
Cash used in discontinued operations	(26)	(16)

Net Increase in cash	108	175
Cash at the beginning of period	242	55
Cash at the end of period	$ 350	$ 230

Supplemental disclosure of cash flow information
Cash paid for interest	$ 225	$ 270

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

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 120 stores in the United States, Canada, Europe and Puerto Rico, as of September 30, 2004.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its partially owned Internet site.  ProGolf.com has an agreement with Global Sports, Inc. (GSI) the largest sporting goods internet sales organization in the world, which inventories and sells golf on the Internet site www.progolf.com in exchange for commissions on its sales through this site.

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

At September 30, 2004 and December 31, 2003, dividends in arrears on the 8% Cumulative Convertible Preferred Series B stock were $1,581,575 and $1,506,575, respectively.  Dividends on the Series C Cumulative Convertible Preferred stock were declared and paid through December 31, 1996.  At September 30, 2004 and December 31, 2003, dividends in arrears on the 10% Cumulative Convertible Preferred Series C stock were $1,907,181 and $1,750,851, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

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

8.

Concentrations of Credit Risk

For cash management purposes, the Company concentrates its cash holdings in at a single financial institution.  From time-to-time the balance in these accounts may exceed the federally insured limit of $100,000 by the Federal Deposit Insurance Corporation.

9.

10.

Subsequent Events

Effective August 30, 2005 Ajay Sports, Inc. and its subsidiaries (“Ajay party”) announced the negotiated mutual general release of the debt owed by Ajay party to Wells Fargo Bank.  The outstanding balance of this debt was approximately $2,523,000 and $2,378,000 as of September 30, 2004 and December 31, 2003, respectively, and interest had been accruing through August 30, 2005, the date of negotiated mutual general release.  Ajay party paid $11,500 to Wells Fargo Bank, and agreed to transfer and quitclaim to Wells Fargo Bank all the rights and interests of the collateral, which included 156,719 common shares of Williams Controls, Inc. stock (WMCO), in exchange for the mutual release and discharge of all claims involving Ajay party and Wells Fargo Bank.

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

Results of Operations

For the three-months ended September 30, 2004, the company had net income of $3,000, as compared to a net loss of $26,000 for the three-month period ended September 30, 2003, an improvement of 85% or $29,000.  This improvement was mainly due to the significant decrease in selling, general and administrative expenses (“SG&A”).

Net sales for the three-months ended September 30, 2004, slightly decreased by 2% to $1,031,000 compared to the previous three-month period in September 30, 2003.

SG&A decreased in the three-months ended September 30, 2004 by 13% to $666,000 versus the three-months ended September 30, 2003, mainly due to decreases in personnel costs, trade show expenses, advertising expenses and legal fees.

Net interest expense (continuing and discontinued operations) for the three-months ended September 30, 2004, increased by 15% to $353,000 versus the three-months ended September 30, 2003, mainly due to the cumulative interest rate charges.

For the nine-months ended September 30, 2004, the Company incurred a net loss of $24,000, as compared to a net loss of $121,000 for the nine-month period ended September 30, 2003, an improvement of 80%.  This is due to the increase in revenues from the sale of new franchise locations (franchise fees), the reduction of SG&A expenses, interest expenses, and the elimination of the minority interest in loss for this period.

Net sales for the nine-months ended September 30, 2004, improved by 12% to $2,905,000 compared to the previous nine-month period in September 30, 2003.  This increase was due to a modest increase in royalties and strong growth in franchise fees.

SG&A decreased in the nine-months ended September 30, 2004 by 13% to $1,809,000 versus the nine-months ended September 30, 2003, mainly due to significant decreases in advertising expenses, trade show expenses, legal fees, and personnel expenses.

Net interest expenses (continuing and discontinued operations) for the nine-months ended September 30, 2004, decreased by 8% to $1,033,000 versus the nine-months ended September 30, 2003, mainly due to decrease in interest rate charges.

Liquidity

The Company’s liquidity varies with the seasonality of its business, which, in turn, influences its financing requirements.  The seasonal nature of the Company’s royalty revenue creates fluctuating cash flow.  The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt.

The Company’s primary focus for remainder of fiscal year 2004 and for fiscal year 2005 is to help its Pro Golf Discount storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand the Pro Golf Franchise Network in the United States and internationally by signing new franchisees.  In addition, the Company is also planning to open a minimum of one Company owned retail store as funds become available.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures as of September 30, 2004, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2004 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Operating Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Operatingl Officer have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report except as to the deficiencies described below. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management intends to implement the changes described below. In the past the Company has not filed on a timely basis certain of its quarterly Forms 10-QSB and annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates. This, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting. The Company seeks to implement a short and long-term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

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

1.

The Company’s Annual Report on Form 10-QSB for the quarter ended September 30, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

The Company’s Annual Report on Form 10-QSB for the quarter ended September 30, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 30, 2006

/s/ Brian T. Donnelly
-----------------------------------------
Chief Operating Officer