Form 10KSB
period 2004-12-31
AJAY SPORTS INC
filed 2006-05-01
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

x   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

State issuer’s revenues for its most recent fiscal year are $3,405,000.

As of December 31, 2004, a total of 4,289,322 shares of common stock, $.01 par value, were issued and outstanding, and the aggregate market value of the voting equity held by non-affiliates was approximately $5,500 based on the average of the bid and asked prices as of, December 31, 2004 of $0.055 as reported by the OTC-Other-Pink Sheets.

Table of Contents

    ITEM 1. BUSINESS
    ITEM 2. DESCRIPTION OF PROPERTY
    ITEMS 3. LEGAL PROCEEDINGS
    ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
    ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
    ITEM 7.FINANCIAL STATEMENTS
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
    ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
  SIGNATURES
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    RULE 15D-14(A) CERTIFICATION OF CEO
    RULE 15D-14(A) CERTIFICATION OF COO
    SECTION 1350 CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF COO
      EXHIBITS INCORPORATED BY REFERENCE

Forward-Looking Statements:

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.”  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and annual reports on Forms 10-KSB covering the period January 1, 2005 to December 31, 2005, which will be filed by us during the first quarter of 2006.

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

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 116 stores in the United States, Canada, Europe and Puerto Rico, as of December 31, 2004.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its partially owned Internet site.  ProGolf.com. has an agreement with Global Sports, Inc. (GSI) the largest sporting goods internet sales organization in the world, which inventories and sells golf on the Internet site www.progolf.com in exchange for commissions on its sales through this site.

The Company operated and subsequently closed the following wholly owned subsidiaries: Ajay Leisure Products, Inc. ("Ajay"), Leisure Life, Inc. ("Leisure Life"), Palm Springs Golf, Inc. (“Palm Springs”), and Prestige Golf Corporation (“Prestige”).

F-1

All references to the Company include Pro Golf International, Inc., Pro Golf of America, Inc., ProGolf.com, Ajay, Leisure Life, Palm Springs, and Prestige unless otherwise specified. The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 37735 Enterprise Court – Suite 600, Farmington Hills, MI 48331, and its telephone number is (248) 994-0553.

BUSINESS STRATEGIES

The Company's strategy is to improve its position as the global leader in retail golf sales at its Pro Golf franchised stores.  The Company is also exploring other golf related activities.  The Company believes that the following competitive strengths contribute to its position as a market leader:

Strong Brand Recognition

The trademarks of Pro Golf International, Inc., Pro Golf of America, Inc. and Pro Golf Discount® “Trademarks” are highly recognized names in the golf industry with more than 116 franchised stores operating, as of December 31, 2004 and with more scheduled to open, in the United States, Canada, Europe and Puerto Rico.  A significant portion of Pro Golf of America, Inc.’s revenues result from royalties, marketing, advertising, franchise fees, and licensing fees associated with these stores.  At July 31, 2001, the value of the trademarks was appraised by CBIZ Valuation Counselors for approximately $28,300,000.

Reputation for Quality

The Company believes that the services provided to its franchisees equals or exceeds the performance of its competitors.  Its Pro Golf / Pro Golf Discount® franchised stores have an international reputation for quality name brand and private label golf merchandise at highly competitive prices.

Tradition of Innovation

Throughout Pro Golf of America, Inc.’s history it has maintained a tradition of new product development for its private label golf merchandise lines sold in the Pro Golf stores.  Private label products are able to provide the franchisees with quality golf products such as Excalibur, Prestwick, Unique and Palm Springs Golf at highly competitive prices with higher margins than name brand product lines and private label products fill out the product mix carried in the stores.

GROWTH OPPORTUNITIES

The Company believes that Pro Golf’s strong brand recognition, reputation for quality, and tradition of innovation positions it to take advantage of opportunities for future growth including:

Adding Value for Franchisees

The main objective of Pro Golf of America, Inc. is to increase profitability of its Pro Golf stores and Pro Golf.com to ensure the long-term success of its franchisees.  Pro Golf is focused on helping its network of franchisees strengthen their overall offerings at each location with emphasis on men’s and women’s apparel, club repair and fitting, utilization of in-store simulators and private label and exclusive products offerings, all which help to improve margins.  We are also working diligently at improving the opportunities and relationships with vendors of golf products and services.  Synergies between the stores and the internet are continuously being developed to strengthen the Pro Golf brand and help our stores better service the Pro Golf customers.  Stores will be provided with more profit-making opportunities.  Successful, profitable and healthy franchisees will help fuel our expansion, making it easier to sell new stores to new franchisees and also encourage existing storeowners to expand by adding to the size of their stores and opening additional stores.

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

Increased Market Penetration

The Company, through its subsidiaries Pro Golf International, Inc., Pro Golf of America, Inc. and ProGolf.com, has aggressive expansion plans.  The expansion plans will require additional capital in order to be successfully executed.  The plans include adding between 18 and 30 new franchised stores per year by aggressively recruiting new franchisees, acquiring other independent specialty store chains and converting strong independent competitors into Pro Golf stores, expanding in additional markets in the United States, Canada, Europe, Asia, Australia, South America and South Africa and using the internet to drive more traffic to the Pro Golf stores, helping the Pro Golf stores better manage and control their inventory, and as a distribution channel to sell golf equipment and golf-related services.

GOLF BUSINESS

Golf, the primary market for the Company’s business, continues to be a popular form of recreation.  According to the National Golf Foundation ("NGF"), a trade association, since 1980 the number of golfers in the U.S. has increased by approximately 68%, and the number of U.S. golfers in 2004 was approximately 27.3 million.  The total number of adult golfers dropped 3.9% in 2004.  The number of core golfers has been relatively constant, between about 12 and 14 million. Core golfers are defined as playing eight or more rounds per year. The industry challenge is to convert more of these occasional golfers into core golfers.  Rounds of golf played started off very positively during the first quarter of 2004, and dropped during key summer months; however, they increased in 2004 after three years of decline.  One of the Company’s challenges will be to expand its customer base by obtaining more women, juniors, and seniors as customers of its Pro Golf stores.

Marketing and Distribution

Since the inception of Pro Golf of America, Inc., its franchisees have spent approximately $200 million in advertising the brand of Pro Golf.  Pro Golf of America, Inc. services its franchisees through its field and in-house support staff.  The Pro Golf staff visits the Pro Golf stores, attends trade shows, and maintains close contact with vendors to keep Pro Golf stores in the forefront of golf and retail innovation and technology.  Pro Golf’s franchisees spend approximately $7 million annually on advertising, which helps expand recognition of the Pro Golf brand name.  Pro Golf of America, Inc. has supplemented this advertising with advertising of its own.  The Company believes that future success in golf retailing will be dependent on being able to provide the customer with exceptional service along with information and product availability at any time and in any way that the customer demands.  Technology is changing the retail landscape and Pro Golf believes its success will be enhanced by becoming a multi-channel company that is accessible to customers on their terms.  This multi-channel philosophy will enhance the way Pro Golf interacts with its franchisees and also the way the Pro Golf stores interact with customers.  Use of the internet to communicate with the customers of the Pro Golf stores will also enable the storeowners to market more efficiently to their customers at a lower cost that they have historically incurred.

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

Employees

The Company had a total of 12 employees as of December 31, 2004, and 10 full-time and 1 part-time employees as of December 31, 2005, at its Farmington Hills, Michigan office.

ITEM 2. DESCRIPTION OF PROPERTY

Pro Golf of America relocated its corporate office in July 2005.  Pro Golf of America, Inc. leases approximately 9,376 square feet of office space in Farmington Hills, Michigan, of which 2,813 square feet is subleased to an affiliated company.  The 63 month lease which began on July 1, 2005, represents a considerable savings from its prior lease.  Prior to July 2005, Pro Golf of America, Inc. leased 11,150 square feet of office space in Farmington Hills, of which 3,150 square feet were subleased to an affiliated company.  The current facilities adequately meet the Company's requirements and allows for future warehousing capabilities when needed.  The Company, on average, utilizes approximately 90% of its facility square footage.

ITEMS 3. LEGAL PROCEEDINGS

During 2003 and 2004, the Company was involved in various legal proceedings that are normal to its business operations.  Some of the cases were settled during this period.  The Company believes that none of this litigation had, or is likely to have, a material adverse effect on its financial condition or operations.

In February 2003, the Company negotiated a settlement with Orlimar Golf Company on a dispute over amounts allegedly owed to Orlimar by Ajay Sports, Inc.’s subsidiary Prestige Golf.  The settlement called for 36 monthly payments of $2,000 and for Orlimar to participate at no additional cost in Pro Golf of America, Inc.’s national advertising for one year.  This amount was settled and paid in full during 2004 with complete mutual general release.

In 2003, Pro Golf of America, Inc. and the Gary Player Group entered into a settlement agreement.  The Gary Player Group had demanded $172,500 for the remaining period of an endorsement agreement.  Pro Golf of America, Inc. paid $25,000 to Gary Player Group as the settlement and mutual general release.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

COMMON STOCK
2004	HIGH/ASK	LOW/BID
First Quarter	$0.020	$0.020
Second Quarter	$0.000	$0.020
Third Quarter	$0.110	$0.040
Fourth Quarter	$0.170	$0.060
2003
First Quarter	$0.006	$0.005
Second Quarter	$0.005	$0.004
Third Quarter	$0.009	$0.005
Fourth Quarter	$0.006	$0.005
SERIES C PREFERRED STOCK
2004
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001
2003
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

HOLDERS

As of December 31, 2004, the number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company’s transfer agent are as follows:

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

At December 31, 2004 and December 31, 2003, dividends in arrears on the 8% Cumulative Convertible Preferred Series B stock were $1,606,575 and $1,506,575, respectively.  Dividends on the Series C Cumulative Convertible Preferred Stock were declared and paid through December 31, 1996.  At December 31, 2004 and December 31, 2003, dividends in arrears on the 10% Cumulative Convertible Preferred Series C stock were $1,959,290 and $1,750,851, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF CONTINUING OPERATIONS. FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

Net Sales

Net sales for the year ended December 31, 2004 were $3,405,000 compared to sales in 2003 of $3,706,000, a decrease of 8.1%.  During 2004, revenues from franchise sales and royalties remained in the same level as in 2003; however, the decrease in the total net sales for 2004 is mainly due to the decrease in Pro Golf of America, Inc. show revenues and cooperative advertising revenues.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2004 were $2,836,000 compared to SG&A expenses in 2003 of $2,935,000, a decrease of 3.4%.  The decrease in SG&A expenses were mainly due to the decrease in advertising expenses, and salaries expense for 2004.

Interest Expense (Net)

Net interest expense in 2004 was $1,400,000 ($1,200,000 ongoing operations and $200,000 million discontinued operations) compared to net interest expense for 2003 of $1,527,000 ($1,332,000 ongoing operations and $195,000 discontinued operations), a decrease of 8%.  This decrease is mainly due to a significant decrease in interest expense related to a bank loan, resulting from lower interest charges in 2004.

Income Taxes

The Company had no income tax liability during the years ended December 31, 2004 and 2003.  Income tax expense was $1,836,000 for the year 2003.  There is no income tax expense or benefit recorded for the year 2004. The Company assessed its past earnings history and trends, budgeted sales, and expiration dates of carry forwards and has determined that it is most likely that a majority of its deferred tax assets will not be realized, therefore a 100% valuation allowance was recorded against the deferred tax asset in December 2003.  This transaction created $1,836,000 of income tax expense for the year 2003, which is offsetting the income tax benefits recorded in the previous years.

FINANCIAL CONDITION OF CONTINUING OPERATIONS

Capital Resources

At December 31, 2004, the Company had a working capital deficit of $17,565,000, compared to a working capital deficit of $16,804,000 million at December 31, 2003, an increased deficit of 4.5%.  This increase in the deficit resulted mainly from the decrease in cash, and an increase in current liabilities.

Accounts receivable were $458,000 at December 31, 2004 compared to $486,000 at December 31, 2003.  The modest decrease is due to a higher collection rate in the receivables for the year 2004.

Inventories at December 31, 2004 were $0 compared to $21,000 at December 31, 2003.  The inventory was written off during 2004.

The Company did not incur any capital expenditures in 2004 and 2003.  Technology upgrades are needed and management began these upgrades in 2005 and 2006.  Future upgrades will be implemented as cash flow allows.

Liquidity

Net cash flow from operating activities was $257,000 during 2004.  As management expected, the Company’s cash flow from operations was sufficient to cover ongoing operating expenses and debt requirements of the franchise operations during 2004.  Management anticipates that cash from operations will continue to be sufficient to cover operating costs and debt service for the year ending December 31, 2006.  The Company’s cash flow is expected to be strained until the Company is able to refinance its debt and raise funds for expansion.

The Company's liquidity varies with the seasonality of its business, which in turn, influences its financing requirements.  The seasonal nature of the Company's royalty revenue creates fluctuating cash flows.  The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt.

The Company’s primary focus for 2006 will be to help its Pro Golf storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand internationally by identifying and securing new franchisees in foreign countries, to permit others to use its name in various geographic locations, for upfront licensing fees and/or ongoing licensing and royalty payments.  The Company is also planning to open at least one Company owned and operated retail store as funds become available.

Off Balance Sheet Arrangements

None

ITEM 7.FINANCIAL STATEMENTS

Financial statements are attached hereto following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

The Company’s Chief Excecutive Officer and Chief Operating Officer have performed an evaluation of the Company’s disclosure controls and procedures as of December 31, 2004, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

CHANGES IN INTERNAL CONTROLS

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2004 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Operating Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Operating Officer have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report except as to the deficiencies described below.  There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management intends to implement the changes described below. The Company has not timely filed this Form 10-KSB and certain of its prior quarterly Forms 10-QSB as well as subsequent quarterly Forms 10-QSB and annual Forms 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.  This, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting.  The Company seeks to implement a short and long term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant’s directors and executive officers as of December 31, 2004 were as follows:

Name	Age	Positions and Offices with Company	Date First Elected
Thomas W. Itin	71	Chairman & CEO, Director	June 1993
Brian T. Donnelly	42	President & Chief Operating Officer	June 2004
Shirley B. Itin	69	Director	April 2002
Jeffrey E. Rautio	45	Director	April 2002

THOMAS W. ITIN

In June 1993, Mr. Itin was elected Chairman of the Board of Directors of Ajay Sports, Inc., a company of which he is the single largest shareholder.  Mr. Itin was founder and Director of Williams Controls, Inc., a publicly held corporation based in Portland, Oregon, from its inception in November 1988 and, from March 1989 until January 2001, he also served as Chairman of the Board and CEO; and earlier, he held positions as President and Treasurer.  In the 1960s, Mr. Itin became founder and owner of TWI International, Inc., to pursue entrepreneurial projects with small public and private companies.  Mr. Itin is one of the founders of Alexander Hamilton life Insurance Company in Michigan, now a part of Lincoln Financial.  His earliest corporate experience was gained with Mobil International, Inc., in New York City, the world largest corporation and later with Mobil Oil of Canada, Ltd., in Libya, North Africa.  Recently, he served two terms on Cornell Council and was Chairman of the Technology Transfer Committee.  Mr. Itin earned a Bachelor of Science degree in 1957 from Cornell University and an MBA degree in 1959 from New York University.

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

SHIRLEY B. ITIN

Ms. Itin became a Director of the Company in April 2002.  Since 1983 when she founded First Equity Corporation to participate in investment programs, capital leases and real estate, she remains its President.  Since 1974, she has been Executive Vice President of TWI International, Inc. and  Acrodyne Corporation.  Her experience includes design-build projects for schools and houses for the Royal Commission of Jubail & Yanbu, Saudi Arabia.  Earlier, she participated in private resort condominium and land development projects.  Elected twice to three-year terms on the City Council in Orchard Lake Village, Michigan, she remains active on the Nature Sanctuary Advisory Board.  In 2001, she was appointed to the Cornell Council.  Studies were completed at Cornell University and the University of Maryland-North Africa and, in January 2000, Ms. Itin was awarded a Bachelor of Science degree from Cornell University.

DR. JEFFERY D. RAUTIO

Dr. Rautio was elected a Director of the Company in April 2002.  As Director of Refractive Services at Beitman Laser Eye Institute since 2000, he manages day-to-day operations of an ophthalmologic LASIK clinic.  From 1999 to 2000, he served as Director of Optometry at Oculus Laser Vision and Advanced Vision Centers.  In 1998, he founded, designed and implemented an internet-based golf tee time booking service and remains President of WorldWide -TeeTime, L.L.C.  From 1987 through 1999, Dr. Rautio was a Senior Staff Optometrist at Henry Ford Hospital in West Bloomfield, Michigan serving as Chairman of two Optometric Continuing Education Programs and managing fiscal responsibilities for the HMO-based practice.  In May 1986, he was awarded the Doctor of Optometry Degree by Ferris State University.

Charles P. “Chip” Doyle

Mr. Doyle served as a Director of the Company from April 2002 to early 2005.  He was a director of Pro Golf of America, Inc. and ProGolf.com from June 1999 to 2004.  He was Executive Director of Pro Golf of America, Inc. from 1986 through 2000.  Mr. Doyle was the Executive Director of Pro Golf International and was responsible for mergers and acquisitions and new business models.  He has 25 years experience in the golf retailing and franchising business.  Prior to joining Pro Golf of America, Mr. Doyle spent 10 years as Vice President of Operations for International Golf, a golf retail and franchising company.  Mr. Doyle received a business and accounting degree from Oakland University in Michigan.

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

AUDIT COMMITTEE FINANCIAL EXPERT.

Ajay Sports, Inc.’s Board of Directors has determined that it has at least more than one audit committee financial expert serving on its committee.  Mr. Itin and Mr. Donnelly are determined to be such experts.

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

Based solely upon a review of the copies of such reports for the year ended December 31, 2004, the Company’s management concluded that some directors and executive officers who held positions in Ajay Sports, Inc. during the two years covered by this report, did not file all the required reports on a timely basis. Management is currently working to cure this deficiency.

CODE OF ETHICS

Ajay Sports, Inc. has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  This code of ethics includes standards that are reasonably designed to deter wrongdoing and to promote:

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the years ending December 31, 2004 and 2003, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation for all capacities in which they serve.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation Salary and/or Fees	Long-Term Compensation Securities Underlying Options (# Shares)
Thomas W. Itin Chief Executive Officer	2004 2003	$120,000 (1) $115,385 (1)	- -
Brian T. Donnelly President and Chief Operating Officer	2004 2003	$88,269 -	- -
Ronald N. Silberstein Chief Financial Officer and Chief Administrative Officer	2004 2003	$ - (2) $131,040 (2)	- -
Joseph J. White President and Chief Operating Officer, and Director of Ajay Sports, Inc.	2004 2003	$50,769 (4) $120,000 (4)	- - -
Charles P. “Chip” Doyle Executive Director of Pro Golf of America, Inc., President and COO of Pro Golf Domes, Inc., and Director of Ajay Sports, Inc. and its subsidiaries	2004 2003	(3) (3)	- -

(1) See “Employment contracts” below.

(2) Mr. Silberstein joined the Company on August 1, 1999.  His annual base salary was $131,040.  Mr. Silberstein’s employment with the Pro Golf of America, Inc. was terminated on January 5, 2004.

(3) Mr. Doyle left employment with Pro Golf effective April 19, 2002, but he remained in the Board of Directors until early 2005, when he resigned.

(4) Mr. White joined the Company as a consultant in June 2001.  His annual base pay was $120,000.  Mr. White’s employment with Pro Golf ended on May 27, 2004, when he resigned.

The Company, in its subsidiary ProGolf.com, adopted an Incentive Stock Plan in January 2000.  The plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  These objectives are accomplished by making incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of ProGolf.com.  No shares were granted under this Plan during 2004, and 2003.

OPTIONS/SAR GRANTS

There were no options granted during the fiscal year ended December 31, 2004 to the executive officers.  The Company has not granted any SARs.

Aggregated Option Exercises and Fiscal Year End Option Value

The table below summarizes options, the number of securities underlying unexercised stock options at December 31, 2004, which are held by the executive officers listed in the Summary Compensation Table.  No options were exercised during the year and at year-end none were in-the-money.

Aggregated Option Exercises in 2004 and December 31, 2004 Option Values

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

Under the 1994 Stock Option Plan, the non-employee directors who are members of the Compensation Committee are to receive grants of 834 non-statutory stock options under the plan at each Annual Meeting.  There were no grants during 2004 to members of the Compensation Committee because an Annual Meeting was not held.

EMPLOYMENT CONTRACTS

The Company has an employment arrangement with Mr. Itin under which he serves as the Chief Executive Officer of the Company.  This employment agreement is valid until December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners

The following table set forth the beneficial owners of more than five percent of any class of Ajay Sports, Inc. voting securities, as of the date of this report.

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth names and number of shares as to each class of equity securities of Ajay Sports, Inc. or any of its subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, and directors and executive officers of the registrant as a group, as of the date of this report:

Entity	Shares	Description
Thomas W. Itin 37735 Enterprise Court, Suite 600-B Farmington Hills, MI 48331	7,777,810 (1) (2)	77.16%
Brian T. Donnelly 37735 Enterprise Court, Suite 600 Farmington Hills, MI 48331	231,000	2.30%
All executive officers and directors as a group (2 people)	8,008,810 (1) (2)	79.60%

1) Persons listed on this table have the right to acquire additional shares of Common Stock through the exercise of outstanding options, warrants or the conversion of convertible securities within 60 days from the date of their notice.  At December 31, 2004, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  The actual number of shares of Common Stock issued and outstanding as of December 31, 2004 was 4,289,322.

(2) Mr. Itin may be deemed to be a “control person” of the Company.  The amount includes Common Stock and shares of Common Stock issuable upon the exercise of presently exercisable Warrants and the conversion of presently convertible Preferred Stock beneficially owned by Mr. Itin, his affiliates, and his spouse’s affiliates as follows on the next page.

Individual or Entity	Shares	Description
Thomas W. Itin	686,280	Common Stock
Thomas W. Itin	3,333,333	Series “D” Preferred Stock conversion
Thomas W. Itin	(3) 1,000,000	Exercise of options per employment agreement
TICO, a partnership TICO, a partnership Acrodyne Profit Sharing Trust LBO Capital Corp. First Equity Corporation	(4) 833,340 1,157,407 (5) 462,246 (6) 280,001 (7) 25,203	Common Stock Series “B” Preferred Stock conversion Common Stock and warrants Common Stock and warrants Common Stock
Total	7,777,810

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

(7) Mr. Itin’s spouse owns 20% equity interest in First Equity Corporation.  Mr. Itin disclaims beneficial ownership in the securities owned by First Equity Corporation in excess of his pecuniary interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Company has a note payable to Mr. Itin in the total amount of $6,413,804 as of December 31, 2004.  This note includes interest accrued at a rate of 8% per annum. Interest expense accrued on this note was $496,180 for the year 2004.  There were no principal or interest payments on this note during the year 2004.

First Equity Corporation ("First Equity") is owned by some family members of Mr. Itin, Chief Executive Officer, and Chairman of the Company.  First Equity made short-term working capital loans to Ajay Sports, Inc.during 1999, with interest at various market rates.  The total balance due on these loans at December 31, 2004 was $805,333 including accrued interest of $76,233.  No payments have been made on this loan during the two years covered by this report.

Also, the Company had another note payable to Colorado Ridge Corporation and Mr. Itin on the principal amount of $300,000. This note derived from the sale of the land in Colorado from the Wells Fargo Bank in early 2003, which was holding this land as collateral for the loans that Ajay Sports, Inc. and its subsidiaries owed to Wells Fargo.  Mr. Itin is a principal shareholder in Colorado Ridge Corporation.  The interest on this note accrues at a rate of 8% per annum.  Interest accrued on this note was $48,000 as of December 31, 2004.

In July of 2001, Pro Golf International, Inc. obtained a loan of $1,440,000 from 1001 Woodward, Inc. (“1001 Woodward”).  Proceeds of this loan derived from the forced sale of the land that was pledged as collateral from 1001 Woodward at Comerica Bank on behalf of Pro Golf International, Inc..  Such proceeds were used to pay off some of the loan principal of Pro Golf International, Inc. with this bank.  Mr. Itin, Chairman and Chief Executive Officer of Ajay Sports, Inc. and Pro Golf of America, Inc., is a shareholder in 1001 Woodward, Inc.  No principal payments were made on this loan during the year 2004.  Accrued interest on this note was $228,005 as of December 31, 2004.  Four thousand shares of Pro Golf of America, Inc.’s stock are pledged as collateral against the debt owed to 1001 Woodward.

TRANSACTIONS WITH PROMOTERS

None

PART IV

ITEM 13. EXHIBITS

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2
Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2004	F-3
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for each of the years in the two-year period ended December 31, 2004	F-4
Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2004	F-5
Notes to Consolidated Financial Statements	F-6 - F-11
Certifications	F-12 - F-14
Other exhibits	F-15 - F-18

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by J.L. Stephan Co, PC incurred during the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Audit	48,708	31,124
Taxes	-	-
Other	$ -	$ -

Fees incurred by the auditors were approved by the Audit Committee of Ajay Sports, Inc. UHY LLP’s (new principal accountant) fees will be disclosed in the 10-KSB for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AJAY SPORTS, INC.

By: /s/ Thomas W. Itin

            Chairman of the Board of Directors and Chief Executive Officer

Date:    April 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on April 5, 2006.

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors

                    Chief Executive Officer

Signature:  /s/ Shirley B. Itin

                   Director

Signature: /s/ Brian T Donnelly

                   President and Chief Operating Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ajay Sports, Inc.

We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

April 12, 2006

Ajay Sports, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

ASSETS	December 31, 2004	December 31, 2003
Current assets
Cash	$ 13	$ 242
Accounts receivable, net	458	486
Inventories	0	21
Prepaid expenses and other current assets	104	194
Total current assets	575	943
Long-term assets
Fixed assets, net of depreciation	31	43
Intangibles, net of amortization	6,356	6,362
Investments in marketable securities	203	103
Other assets	1	-
Total long-term assets	6,591	6,508
TOTAL ASSETS	$ 7,166	$ 7,451

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 621	$ 543
Accrued expenses and other liabilities	770	613
Note payable - related party	9,237	8,740
Note payable - bank	5,771	6,231
Note payable - other	1,740	1,620
Total current liabilities	18,139	17,747
Long-term liabilities
Accrued expenses - non - current	-	26
Net liabilities of discontinued operations	2,577	2,430
Total long-term liabilities	2,577	2,456
TOTAL LIABILITIES	20,716	20,203

Shareholders' equity
Preferred Stock- 10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,289,322 shares issued, 4,257,175 shares outstanding and 32,147 shares in treasury	43	43
Additional paid - in capital	18,344	18,344
Accumulated deficit	(35,351)	(34,453)
Accumulated other comprehensive income	20	(80)
Total shareholders' equity	(13,550)	(12,752)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,166	$ 7,451

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share amounts)

	For the years ended December 31
	2004	2003

Net sales	$ 3,405	$ 3,706
Cost of sales	24	6
Gross profit	3,381	3,700

Selling, general and administrative expense	2,818	2,935
Income from operations	563	765
Non-operating expenses
Interest expense, net	(1,200)	(1,332)
Depreciation and amortization	(118)	(131)
Other income	57	(78)
Total non-operating expenses	(1,261)	(1,541)
Loss from continuing operations before income taxes and minority interest	(698)	(776)
Income tax expense	-	1,836
Loss from continuing operations before minority interest	(698)	(2,612)
Minority interest	-	(155)
Net loss from continuing operations	(698)	(2,767)
Discontinued operations
Interest expense from discontinued
furniture operations	(200)	(195)
Gain from settlement of discontinued accounts payable	-	615
	(200)	420
Net loss	(898)	(2,347)
Undeclared preferred dividends	(341)	(341)
Net loss available to common shareholders	$ (1,239)	$ (2,688)
Net loss per common share - basic and diluted
Loss available to common shareholders from continuing operations	$ (0.24)	$ (0.73)
Income (loss) from discontinued operations	(0.05)	0.10
Net loss available to common shareholders per common share	$ (0.29)	$ (0.63)
Weighted average common shares outstanding – basic and diluted	4,257	4,257

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the years ended December 31, 2004 and 2003

(in thousands, except shares)

	Preferred Shares						Common Stock		Additional		Accumulated Other	Total
	Class B		Class C		Class D				Paid-in	Accumulated	Comprehensive	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2002	12,500	$1,250	208,439	$2,084	6,000,000	$ 60	4,289,322	$ 43	$18,344	$ (32,106)	$ (323)	$ (10,648)
Net loss										(2,347)		(2,347)
Realized loss on marketable securities											195	195
Unrealized gain on marketable securities											48	48
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(2,347)	243	(2,104)
Balance at December 31, 2003	12,500	1,250	208,439	2,084	6,000,000	60	4,289,322	43	18,344	(34,453)	(80)	(12,752)
Net loss										(898)	-	(898)
Unrealized gain on marketable securities											100	100
Total comprehensive loss										(898)	100	(798)
Balance at December 31, 2004	12,500	$1,250	208,439	$2,084	6,000,000	$ 60	4,289,322	$ 43	$ 18,344	$ (35,351)	$ 20	$ (13,550)

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands, except share amounts)

	For the years ended December 31,
	2004	2003
Operating activities:
Net loss	$ (899)	$ (2,347)
Adjustments to reconcile net loss to net cash
provided by operating activities
Minority interest in income of subsidiary	-	155
Depreciation and amortization	118	131
Loss on assets	-	195
Other non-cash income	-	(9)
Changes in current assets and liabilities
Decrease in accounts receivable	28	173
(Increase) decrease in inventories	21	(10)
Decrease in prepaid expenses and other current assets	89	156
Increase (decrease) in accounts payable	78	(149)
Decrease in net deferred tax assets	-	1,836
Increase in accrued expenses and other liabilities	132	210
Discontinued operations net (income) loss	200	(420)
Increase in interest payable	489	631
Total adjustments	1,155	2,899
Net cash provided by operating activities	257	552

Financing activities
Repayment of notes payable	(460)	(445)
Increase in advances to affiliates		100
Net cash used in financing activities	(460)	(345)

Discontinued operations
Cash used in discontinued operations	(26)	(20)
	(26)	(20)
Net increase (decrease) in cash	(229)	187
Cash at the beginning of period	242	55
Cash at the end of period	$ 13	$ 242

Supplemental disclosure of cash flow information
Cash paid for interest	$ 307	$ 374

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

Revenue Recognition

Pro Golf of America, Inc. recognizes initial franchise fee revenue when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor.  Royalty fees in most cases are a percentage of the franchisees’ monthly gross receipts, as defined in the franchise agreement.

When a franchise is purchased from Pro Golf of America, Inc., the Company agrees to perform certain services to the new franchisee.  Among the services provided by Pro Golf of America, Inc., are assistance in lease negotiation, store layout, retail sales training, custom club fitting, implementation of an accounting system, purchasing and pricing programs, and design of a customer service program.

Concentration of Credit Risk

The Company maintains cash balances at Comerica Bank.  At times, balances maintained exceed $100,000.  Management feels that the risk of loss due to excess balances is minimal.

Accounts Receivable, net

The Company evaluates its accounts receivables and establishes an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs and collections and current credit conditions.  Accounts receivable at December 31, 2004 and 2003 are stated net of an allowance for doubtful accounts of $566,270 and $130,000, respectively.

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

Intangibles

Intangibles at December 31, 2004 and 2003 consist primarily of trademarks and brand names held by Pro Golf International, Inc. and Pro Golf of America, Inc.  Amortization expense is computed on a straight-line basis over the estimated useful lives of the related assets.  Certain Pro Golf of America, Inc. and Pro Golf International, Inc.’s trademarks are determined to be indefinite therefore they are not being amortized.  However, these assets are tested annually for impairment, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

Management has assessed the remaining carrying amount of these trademarks of $6,356 and determined that such amount is not impaired in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.  Accordingly, trademark impairment was not recorded for the years ended December 31, 2004 and 2003.

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

Advertising

The Company’s policy is to expense production costs for advertising as of the date the commercials and marketing materials are initially utilized or are provided to franchisees for their use.  Prepaid advertising represents expenditures that, under this policy, are capitalized at period end and are expensed during a subsequent period as utilized.  Due to the seasonality of the Company’s business, advertising and marketing costs generally exceed revenue received from vendors and franchisees on an annual basis.  The Company incurred $233,122 and $606,352 of costs for advertising and the production of marketing materials and had no reimbursements from its franchisees for such costs during the years ended December 31, 2004 and 2003, respectively.

Employee Bonus Plan

The Company has a non-qualified bonus plan for certain employees.  The bonus is discretionary and is determined at the end of the fiscal year based on annual financial results.  Bonuses are recorded and deemed payable once declared.  No bonuses were declared under the plan for the years ended December 31, 2004 and 2003.

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

Net Loss per Common Share

Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends of $341,000 for 2004 and 2003, by the weighted average number of common shares outstanding.   No warrants were exercised during 2004 or 2003.

SFAS No. 128, “Earnings per Share”, became effective for fiscal years ending after December 15, 1997.  This statement replaces the presentation of primary earnings per share (“EPS”) with a presentation of basic EPS.  It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computations to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, or resulted in the issuance of Common Stock that then shared the earnings of the entity.  Securities convertible to common stock and warrants to purchase common stock were outstanding at December 31, 2004 and 2003, but were not included in the computation of diluted loss per common share because the shares would be antidilutive.

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

Discontinued Operations

The operations of Ajay, Leisure Life, Palm Springs, and Prestige were discontinued on June 2, 2000.  From that date through December 31, 2000 the companies in the golf wholesale segment (Ajay, Palm Springs and Prestige) liquidated their remaining assets.  Leisure Life ceased its operations in June 2000 and its operating assets were auctioned off on December 6, 2001.  The balance sheets at December 31, 2004 and 2003 reflect the excess of the liabilities over the assets of these subsidiaries.

2. RELATED PARTY TRANSACTIONS

The Company has a note payable to Mr. Itin in the amount of $6,413,804 as of December 31, 2004.  This note was previously owed to Williams Controls, Inc. (“Williams”), and in November 2002, most of Williams’ position in the loan and also all of the Williams ownership in Ajay Sports, Inc. common and preferred stock and stock rights were transferred to Mr. Itin subject to certain provisions contained in the settlement agreement.  This note includes interest accrued at a rate of 8% per annum. Interest expense accrued on this note was $496,180 and $459,640 for the years ended December 31, 2004 and 2003, respectively.  There were no principal or interest payments on this note during 2004 and 2003.

First Equity Corporation ("First Equity") is owned by some family members of Mr. Itin, Chief Executive Officer and Chairman of the Company.  First Equity made short-term working capital loans to Ajay during 1999, with interest at various market rates.  The balance due on these loans at December 31, 2004 and 2003 was $805,333 and $729,080.  No payments have been made on this loan during the two years covered by this report.

The Company has a note payable to Colorado Ridge Corporation and Mr. Itin in the principal amount of $300,000.  Mr. Itin is a principal shareholder in Colorado Ridge Corporation.  The interest on this note accrues at a rate of 8% per annum.  The balance of interest accrued on this note was $48,000 as of December 31, 2004.

In July of 2001, Pro Golf International obtained a loan of $1,441,189 from 1001 Woodward, Inc.  Proceeds from this loan were used to pay loan principal on Pro Golf International’s loan with Comerica Bank.  Ajay Sports, Inc., and Pro Golf of America guaranteed the loan.  Mr. Itin, Chairman of both Ajay Sports, Inc., and Pro Golf of America is a shareholder in 1001 Woodward, Inc.  The balance of accrued interest on the note was $228,005 as of December 31, 2004.  During 2004, the Company paid $275,835 of interest to 1001 Woodward, Inc.  Four thousand shares of Pro Golf of America stock were pledged as collateral against the debt.

3. LIABILITIES

As of December 31, 2004 the Company’s debt for continuing operations was $16,748,000 owed to a bank, affiliates and others, as compared to $16,591,000 as of December 31, 2003.  The increase is mainly due to the increase accrued interest on the principal.

At December 31, 2004 and 2003, the Company had a note payable to Comerica Bank with the following balances of principal and accrued interest:

                                                    December 31, 2004                                          December 31, 2003

Principal	Interest	Total	Principal	Interest	Total
$5,448,000	$323,000	$5,771,000	$5,908,000	$323,000	$6,231,000

This note was extended through April 30, 2005 under a forbearance agreement.  During the years 2004 and 2003, the Company paid Comerica Bank principal of $460,000 and $445,000, respectively, and interest of $307,000 and $374,000, respectively.

On May 14, 2004, Pro Golf International, Inc. was granted an extension of its forbearance agreement by Comerica Bank through April 30, 2005.  The interest rate remained at prime rate plus one percent with principal payments of $40,000 per month due on the first day of the month beginning May 1, 2004.  Additionally, it required the Company and the guarantors of the loan pay the bank a minimum of $1,500,000 from the sale of preferred stock by November 1, 2004.

During 2005, Comerica Bank disposed of the collateral involving marketable securities of Williams, which were pledged by the guarantor, Mr. Itin, Chaiman and CEO of the Company.  As of December 31, 2005, total balance owed to Comerica Bank was $4.476 million, which represents the amount claimed by Comerica Bank.  Currently, the Company is aggressively seeking to obtain alternate financing through debt or equity.

The Company has notes payable to Henry Hooker, Bradford Hooker and Timothy Hooker in the total amount of $1,200,000, as of December 31, 2004 and 2003.  These notes are all dated June 22, 1999.  The notes have an annual interest rate of 10% with interest to be paid quarterly, and were due on July 31, 2000.  As of December 31, 2004 and 2003, balances of principal and accrued interest on these notes were as follows:

                                                       December 31, 2004

      December 31, 2003

	Principal	Interest	Total	Principal	Interest	Total
Henry Hooker	$530,000	$238,500	$768,500	$530,000	$185,500	$715,500
Timothy Hooker	335,000	150,750	485,750	335,000	117,250	452,250
Bradford Hooker	335,000	150,750	485,750	335,000	117,250	452,250
	$1,200,000	$540,000	$1,740,000	$1,200,000	$420,000	$1,620,000

There were no principal or interest payments on these notes during the years 2004 and 2003.

ProGolf.com had a promissory note payable to Meritage Technologies, Inc., in the amount of $76,910 dated February 14, 2002.  The note was non-interest bearing and required 11 payments of $3,000 beginning February 28, 2002.  The note balance was $55,910 at December 31, 2003, and was paid off in September 2003 for a total of $21,000 to Meritage Technologies, Inc., as payment in full of this note.  The Company received forgiveness of debt in the amount of $21,495.

Notes payable related party includes the following:

	Interest Rate	December 31, 2004	December 31, 2003
Thomas W. Itin -1	8%	$6,414,000	$5,917,000
Thomas W. Itin -2	8%	348,000	325,000
1001Woodward, Inc.	10%	1,669,000	1,769,000
First Equity Corporation	10%	806,000	729,000

Total		$9,237,000	$8,740,000

There was $275,835 of interest payments on the note due to 1001 Woodward, Inc, during the year 2004.  The related parties, including Mr. Itin and his spouse have extended the terms of these notes, and/or may consider other types of payments other than cash.

4. INCOME TAXES

The Company adopted SFAS No. 109 at the beginning of 1992.  There was no cumulative effect of this accounting change and its adoption had no impact on 1992 net income.  The actual income tax expense (benefit) does not differ from the statutory income tax expense (benefit) for 2004 and 2003. Income tax expense was $1,836,000 for the year 2003. No income tax expense or benefit was recorded the year 2004.  The components of the net deferred tax assets/liabilities were as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets
Amortization/Depreciation	233	223
NOL carry forward	9,415	9,101
Valuation allowance	(9,648)	(9,324)
Net deferred tax assets	$ -	$ -

The Company assessed its past earnings history and trends, budgeted sales, and expiration dates of carry forwards and has determined that it is most likely that a majority of its deferred tax assets will not be realized, therefore a valuation allowance  was recorded against the entire deferred tax asset at December 31, 2004 and 2003.  This transaction created $1,836,000 of deferred income tax expense for the year ended December 31, 2003, which is offsetting the income tax benefits recorded in the previous years.

The Company has a net operating loss carry forward for Federal tax purposes of approximately $26,899,000 at December 31, 2004, which expires in varying amounts in the years 2005 through 2026.  Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

5. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 12,500 shares of Series B, 8% Cumulative Convertible Preferred Stock outstanding, par value of $100, and with a conversion rate of 92.5926 common shares for each share of preferred stock. These shares are owned by TICO, a partnership in which Mr. Itin has a controlling interest.

In July 1995 the Company sold in a registered public offering 325,000 shares of Series C 10% Cumulative Convertible Preferred Stock, par value of $10 and 325,000 warrants.  The Series C preferred stock is convertible into shares of the Company’s Common Stock at a conversion rate of 2.42424 common shares for each share of preferred stock.  Cumulative dividends are payable on the Series C preferred stock at an annual rate of $1.00 per share.  These warrants are redeemable by the Company at $0.05 per warrant under certain conditions.  The terms of these warrants are identical to the Company’s other publicly held warrants to purchase common stock, which were offered as part of the units in 1989. See “Units” below

The Company has 6,000,000 shares of Series D Cumulative Convertible Preferred Stock outstanding, par value of $0.01, convertible to 3,333,333 shares of common stock.  These shares were previously owned by Williams Controls, Inc., and were subsequently transferred to Mr. Itin, Chairman of the Company or his assigns, per a settlement agreement and mutual release signed in November 2002.  No dividends were accrued on the Series D preferred stock until after July 31, 2001.  The dividend rate on the Series D preferred stock was 17% per annum commencing August 1, 2001 and increased to 24% in 2002.  The Series D preferred stock is redeemable by the Company.

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

At December 31, 2004 and 2003, dividends in arrears on the 8% Cumulative Convertible Preferred Series B stock were $1,606,575 and $1,506,575, respectively.  Dividends on the Series C cumulative Convertible Preferred Stock were declared and paid through December 31, 1996.  At December 31, 2004 and 2003, dividends in arrears on the 10% Cumulative Convertible Preferred Series C stock were $1,959,290 and $1,750,851, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

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

6. LEASES

Total rental expense of the Pro Golf operating companies under operating leases was $167,250 and $164,888 for the years ended December 31, 2004 and 2003, respectively.  The Company negotiated a month-to-month lease agreement that began on April 1, 2003 and includes minimum monthly payments of $13,937.

7. DISCONTINUED OPERATIONS

The net assets and liabilities of the discontinued operations have been recorded at net realizable value under the caption “Net liabilities of discontinued operations” in the accompanying Balance Sheets at December 31, 2004 and 2003 and consist of the following:

	2004	2003
Accounts payable*	$ -	$ 52,000
Notes payable including interest**	2,577,088	2,378,140
Net liabilities of discontinued operations	$2,577,088	$ 2,430,140

*  Accounts payable were paid in full during 2004.

** These notes were subsequently settled in August 2005.

8. FOURTH QUARTER ADJUSTMENTS

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

The Company wrote down $194,888 of the cost basis of its marketable securities.  Based on FASB 115, the Company determined that the decline in fair value of Ajay Sports, Inc.’s investments in marketable securities was other than temporary, and the cost basis of such investment should be written down to fair value as the new cost basis, and the amount of the write off should be included in earnings.  At December 31, 2003, the Company recorded a $194,888 loss on investments in marketable securities, and the unrealized loss on investments decreased by the same amount.

9. SUBSEQUENT EVENTS

Effective August 30, 2005 Ajay Sports, Inc. and its subsidiaries (Ajay party) announced the negotiated mutual general release of the debt owed by Ajay party to Wells Fargo Bank.  The outstanding balance of this debt was approximately $2,378,140 as of December 31, 2004, and interest had been accruing through August 30, 2005, the date of negotiated mutual general release.  Ajay party paid $11,500 to Wells Fargo Bank, and agreed to transfer and quitclaim to Wells Fargo Bank all the rights and interests of the collateral, which included 156,719 common shares of Williams Controls, Inc. stock (WMCO), in exchange for the mutual release and discharge of all claims involving Ajay party and Wells Fargo Bank.

10. LEGAL PROCEEDINGS

During 2004 and 2003, the Company was involved in various legal proceedings that are normal to its businesses operations.  Some of the cases were settled during this period.  The Company believes that none of this litigation had, or is likely to have, a material adverse effect on its financial condition or operations.

In February 2003, the Company negotiated a settlement with Orlimar Golf Company on a dispute over amounts allegedly owed to Orlimar by Ajay Sports, Inc.’s subsidiary Prestige Golf.  The settlement called for 36 monthly payments of $2,000 and for Orlimar to participate at no additional cost in ProGolf of America, Inc.’s national advertising for one year.  This dispute was settled and amounts paid in full during 2004 with complete mutual general release.

In 2003, Pro Golf of America, Inc. and the Gary Player Group entered into a settlement agreement.  The Gary Player Group had demanded $172,500 for the remaining period of an endorsement agreement.  Pro Golf of America, Inc. paid $25,000 to Gary Player Group as the settlement and mutual general release.

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

RULE 15D-14(A) CERTIFICATION OF CEO

I, Thomas W. Itin certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Ajay Sports, Inc.;
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

 Date: April 27, 2006

/s/ Thomas W. Itin
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF COO

I, Brian T. Donnelly, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Ajay Sports, Inc.;
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

 Date: April 27, 2006

/s/ Brian T. Donnelly
Chief Operating Officer

SECTION 1350 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

The Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 27, 2006

/s/Thomas W Itin

Chairman of the Board of Directors and
Chief Executive Officer

SECTION 1350 CERTIFICATION OF COO

      I, Brian T. Donnelly, Chief Operating Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

The Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 27, 2006

/s/ Brian T. Donnelly

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

Exhibit 10.9(h)   Forbearance Agreement with Comerica, dated September 1, 2000. (13)

Exhibit 10.9(i)    Forbearance Extension Agreement with Comerica, dated May 10, 2001. (14)

Exhibit 10.10(a) Form of Subordinated Promissory Note (Maker Pro Golf International, Inc.) (11)

Exhibit 10.10(b) Form of Comerica Subordination Agreement (11)

Exhibit 10.11      Warrants issued to former shareholders of Pro Golf of America, Inc. (10)

Exhibit 10.12      Incentive Stock Plan of ProGolf.com, Inc. (14)

Exhibit 21.0       List of Subsidiaries      Filed Herewith

Exhibit 23.1       Consent of UHY LLP     (15)

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

(11) Incorporated by reference from the Registrant’s 10-K filed for December 31, 1999. (SEC file No. 0-18204)

(12) Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended June 30, 2000.   (SEC file No. 0-18204)

(13) Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended September 30, 2000.   (SEC file No. 0-18204)

(14) Incorporated by reference from the Registrant’s 10-K filed for December 31, 2000. (SEC file No. 0-18204)

(15) Incorporated by reference from the Registrant’s 10-KSB filed for December 31, 2003. (SEC file No. 0-18204

Exhibit 21. LIST OF SUBSIDIARIES

SUBSIDIARIES                                          STATE OF INCORPORATION

Pro Golf International, Inc.                                                          Delaware

Pro Golf of America, Inc.                                                             Michigan

ProGolf.com, Inc.                                                                       Delaware

Pro Golf Worldwide, Inc.                                                            Delaware

Ajay Leisure Products, Inc.                                                        Delaware

Leisure Life, Inc.                                                                      Tennessee

Palm Springs Golf, Inc.                                                              Colorado

Prestige Golf Corporation                                                          Delaware

Pro Golf Domes, Inc                                                                   Michigan