Form 10QSB
period 2005-03-31
AJAY SPORTS INC
filed 2006-07-21
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:             Yes            No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)                                            Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                                            Yes           No   X

The number of shares outstanding of the registrant’s common stock as of July 21, 2006 was 4,257,175.

Table of Contents

  PART I. FINANCIAL INFORMATION
    Item 1 Financial Statements
      CONSOLIDATED BALANCE SHEETS
      CONSOLIDATED STATEMENTS OF OPERATIONS
      CONSOLIDATED STATEMENTS OF CASH FLOWS
    Notes to Consolidated Condensed Financial Statements
    Item 2. Management’s Discussion and Analysis or Plan of Operations
    Item 3. Controls and Procedures
  PART II. OTHER INFORMATION
    Item 1. Legal Proceedings
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Item 3. Defaults upon Senior Securities
    Item 4. Submission of Matters to a Vote of Security Holders
      SIGNATURES
    SECTION 302 CERTIFICATION OF CEO
    SECTION 302 CERTIFICATION OF COO
    SECTION 906 CERTIFICATION OF CEO
    SECTION 906 CERTIFICATION OF COO

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	March 31, 2005 (Unaudited)	December 31, 2004
Current assets
Cash	$ 61	$ 13
Accounts receivable, net	567	458
Inventories	1	-
Prepaid expenses and other current assets	79	104
Total current assets	708	575
Long-term assets
Fixed assets, net of depreciation	26	31
Intangibles	6,355	6,356
Investments in marketable securities	209	204
Other assets	5	-
Total long-term assets	6,595	6,591
TOTAL ASSETS	$ 7,303	$ 7,166

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 569	$ 621
Accrued expenses and other liabilities	786	770
Note payable - bank	5,576	5,771
Note payable - other	1,770	1,740
Total current liabilities	8,701	8,902
Long-term liabilities
Note payable - related party	9,516	9,237
Net liabilities of discontinued operations	2,577	2,577
Total long-term liabilities	12,093	11,814
TOTAL LIABILITIES	20,794	20,716

Minority interest	139	149

Shareholders' equity
Preferred stock- 10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,289,322 shares issued, 4,257,175 shares outstanding	43	43
and 32,147 shares in treasury
Additional paid-in capital	18,344	18,344
Accumulated deficit	(35,435)	(35,500)
Accumulated other comprehensive income	24	20
Total shareholders' equity	(13,630)	(13,699)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,303	$ 7,166

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31
	2005	2004

Net sales	$ 978	$ 914
Cost of sales	18	1
Gross profit	960	913

Selling, general and administrative expense	588	615
Income from operations	372	298
Non-operating expenses
Interest expense, net	(312)	(291)
Depreciation and amortization	(5)	(32)
Total non-operating expenses	(317)	(323)
Income (loss) from continuing operations before income taxes and minority interest	55	(25)
Income taxes	-	-
Net income (loss) from continuing operations before minority interest	55	(25)
Minority interest in loss of subsidiary	10	-
Net income (loss) from continuing operations	65	(25)
Discontinued operations
Interest expense from discontinued operations	-	(47)
	-	(47)
Net income (loss)	65	(72)
Undeclared preferred dividends	(85)	(85)
Net loss available to common shareholders	(20)	(157)
Net loss per common share - basic and diluted
Loss available to common shareholders from continuing operations	(0.01)	(0.03)
Loss from discontinued operations	0.00	(0.01)
Net loss available to common shareholders per common share	$ (0.01)	$ (0.04)
Weighted average common shares outstanding – basic and diluted	4,257	4,257

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2005	2004
Operating activities:
Net income (loss)	$ 65	$ (72)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization	5	32
Changes in current assets and liabilities
Increase in accounts receivable	(109)	(4)
(Increase) decrease in inventories	(1)	1
(Increase) decrease in prepaid expenses and other current assets	25	(14)
Decrease in accounts payable	(52)	(186)
Increase in accrued expenses and other liabilities	16	15
Discontinued operations net income	-	47
Other net income	189	159
Minority interest in loss of subsidiary	(10)
Total adjustments	63	50
Net cash provided by (used in) operating activities	128	(22)

Financing activities:
Repayments of notes payable	(195)	(100)
Proceeds from notes payable	115	-
Net cash used in financing activities	(80)	(100)

Discontinued operations
Cash used in discontinued operations	-	(6)
	-	(6)
Net increase (decrease) in cash	48	(128)
Cash at the beginning of period	13	242
Cash at the end of period	$ 61	$ 114

Supplemental disclosure of cash flow information
Cash paid for interest	$ 87	$ 74

See notes to consolidated financial statements.

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

1.

The Company

Ajay Sports, Inc. (the "Company”) operates the franchise segment of its business through Pro Golf International, Inc., a 97% owned subsidiary, which was formed during 1999 and owns 100% of the outstanding stock of Pro Golf of America, Inc., and 80% of the stock of ProGolf.com, Inc. (“ProGolf.com”).  Pro Golf of America, Inc. is the franchisor of Pro Golf / Pro Golf Discount® retail golf stores (“Pro Golf stores”).  ProGolf.com is a company formed to help drive traffic to its franchisee stores and to sell golf equipment and other golf-related and sporting goods products and services over the Internet.

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 115 stores in the United States, Canada, Europe and Puerto Rico, as of March 31, 2005.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its partially owned Internet site.  ProGolf.com has an agreement with Global Sports, Inc. (GSI) the largest sporting goods internet sales organization in the world, which inventories and sells golf on the Internet site www.progolf.com in exchange for commissions on its sales through this site.

All references to the Company include Pro Golf International, Inc., Pro Golf of America, Inc., ProGolf.com, and Ajay Sports, Inc.

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 37735 Enterprise Court – Suite 600, Farmington Hills, MI 48331, and its telephone number is (248) 994-0553.

2.

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.  These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

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

4.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful life of the asset.

5.

Intangibles

Intangibles at March 31, 2005 consist primarily of trademarks and brand names held by Pro Golf International, Inc. and Pro Golf of America, Inc.  Trademarks are determined to be indefinite; therefore, they are not being amortized.

6.

Marketable Securities

The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.  Traded securities are carried at quoted fair market value.

7.

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

8.

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

At March 31, 2005 and December 31, 2004, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,631,575 and $1,606,575, respectively.  Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996.  At March 31, 2005 and December 31, 2004, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $2,011,400 and $1,959,290, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

9.

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

10.

Concentrations of Credit Risk

For cash management purposes, the Company concentrates its cash holdings in at a single financial institution.  From time-to-time the balance in these accounts may exceed the federally insured limit of $100,000 by the Federal Deposit Insurance Corporation.

11.

Subsequent Events

Effective August 30, 2005, Ajay Sports, Inc. and its subsidiaries (“Ajay party”) announced the negotiated mutual general release of the debt owed by Ajay party to Wells Fargo Bank.  The outstanding balance of this debt was approximately $2,577,000 as of March 31, 2005.  Ajay party paid $11,500 to Wells Fargo Bank, and agreed to transfer and quitclaim to Wells Faro Bank all the rights and interests of the collateral, which included 156,719 common shares of Williams Controls, Inc. stock (WMCO), in exchange for the mutual release and discharge of all claims involving Ajay party and Wells Fargo Bank.

During 2005, Comerica Bank disposed of the collateral involving marketable securities of Williams Controls, Inc., which were pledged by the guarantor, Mr. Itin, Chaiman and CEO of the Company.  As of March 31, 2005, the total balance owed to Comerica Bank was $5.576 million, which represents the amount claimed by Comerica Bank.  The Company’s management believes that such amount is overstated due to several factors that originate from the past loan history, including overcharges on interest, inflated loan fees, etc. Currently, the Company is aggressively seeking to obtain alternate financing through debt or equity.  The Company’s future prosperity depends on management’s success in implementing these plans.

12.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the presentation adopted in 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in the report.

Results of Operations

For the three-month period ended March 31, 2005, the company had net income of $65,000 as compared to a net loss of $72,000 for the three-month period ended March 31, 2004, an improvement of $137,000.  This improvement was mainly due to the significant increase in sales, and a decrease in selling, general and administrative expenses (“SG&A”).

Net sales for the three-month period ended March 31, 2005 increased by 7% to $978,000 compared to $914,000 of sales for the three-month period ended March 31, 2004.

SG&A decreased in the three-month period ended March 31, 2005 by 4% to $588,000 versus the three-month period ended March 31, 2004, mainly due to decreases in personnel costs, trade show expenses, advertising expenses and legal fees.

Net interest expense (continuing and discontinued operations) for the three-month period ended March 31, 2005, decreased by 8% to $312,000 versus the three-month period ended March 31, 2004, mainly due to the decrease in discontinued operations interest charges.

Liquidity

The Company’s liquidity varies with the seasonality of its business, which, in turn, influences its financing requirements.  The seasonal nature of the Company’s royalty revenue creates fluctuating cash flow.  The Company has relied on internally generated cash from operating activities to fund its operations and pay its debt.

The Company’s primary focus for remainder of fiscal year 2006 is to help its Pro Golf Discount storeowners increase sales, reduce operating costs, and become more profitable.  The Company also plans to expand the Pro Golf Franchise Network in the United States and internationally by signing new franchisees.  In addition, the Company is also planning to open a minimum of one company-owned retail store as funds become available.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Operating Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Operating Officer have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report except as to the deficiencies described below. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management intends to implement the changes described below. In the past the Company has not filed on a timely basis this Form 10-QSB as well as subsequent quarterly Forms 10-QSB and annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates. This, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting. The Company seeks to implement a short and long-term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2004, Ronald Silberstein, the former Chief Financial Officer of the Company, who was serving at will, was terminated from employment by the unanimous vote of the board of directors.  Mr. Silberstein is suing the Company for wrongful termination and is asking for a minimum of $25,000.  Management believes very strongly that Mr. Silberstein’s claim is without merit, and has therefore denied liability and has filed a counter-suit against Mr. Silberstein.  Discovery has been completed and the case is scheduled to begin trial on August 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AJAY SPORTS, INC.

 By:  /s/ THOMAS W. ITIN

       Thomas W. Itin

       Chairman and Chief Executive Officer

By:  /s/ BRIAN T. DONNELLY

       Brian T. Donnelly

       President and Chief Operating Officer

Date: July 21, 2006

SECTION 302 CERTIFICATION OF CEO

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

 Date: July 21, 2006

/s/ Thomas W. Itin --------------------------------------------
Chief Executive Officer

SECTION 302 CERTIFICATION OF COO

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

(c)

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

 Date: July 21, 2006

/s/ Brian T. Donnelly --------------------------------------------
Chief Operating Officer

SECTION 906 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that to my knowledge:

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of and for the period covered by the Report.

Dated: July 21, 2006

/s/Thomas W Itin
--------------------------------
Chairman of the Board of Directors and
Chief Executive Officer

SECTION 906 CERTIFICATION OF COO

      I, Brian T. Donnelly, Chief Operating Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that to my knowledge:

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of and for the period covered by the Report.

Dated: July 21, 2006

/s/ Brian T. Donnelly
-----------------------------------------
Chief Operating Officer