Form 10QSB
period 2005-06-30
AJAY SPORTS INC
filed 2006-07-21
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
    Item 2. Management’s Discussion and Analysis or Plan of Operations
    Results of Operations
    Item 3. Controls and Procedures
  PART II. OTHER INFORMATION
    Item 1. Legal Proceedings
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Item 3. Defaults upon Senior Securities
    Item 4. Submission of Matters to a Vote of Security Holders
      SIGNATURES
    RULE 15D-14(A) CERTIFICATION OF CEO
    RULE 15D-14(A) CERTIFICATION OF COO
    SECTION 1350 CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF COO

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	June 30, 2005 (Unaudited)	December 31, 2004
Current assets
Cash	$ 38	$ 13
Accounts receivable, net	584	458
Inventories	-	-
Prepaid expenses and other current assets	62	104
Total current assets	684	575
Long-term assets
Fixed assets, net of depreciation	20	31
Intangibles	6,355	6,356
Investments in marketable securities	183	204
Total long-term assets	6,558	6,591
TOTAL ASSETS	$ 7,242	$ 7,166

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 666	$ 621
Accrued expenses and other liabilities	681	770
Note payable - bank	4,559	5,771
Note payable - other	1,800	1,740
Total current liabilities	7,706	8,902
Long-term liabilities
Note payable-related party	10,598	9,237
Net liabilities of discontinued operations	2,577	2,577
Total long-term liabilities	13,175	11,814
TOTAL LIABILITIES	20,881	20,716
Minority interest	132	149

Shareholders' equity
Preferred stock- 10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,289,322 shares issued, 4,257,175 shares outstanding	43	43
and 32,147 shares in treasury
Additional paid-in capital	18,344	18,344
Accumulated deficit	(35,552)	(35,500)
Accumulated other comprehensive income	-	20
Total shareholders' equity	(13,771)	(13,699)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,242	$ 7,166

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004

Net sales	$ 766	$ 880	$ 1,744	$ 1,794
Cost of sales	3	13	21	13
Gross profit	763	867	1,723	1,781

Selling, general and administrative expense	579	528	1,167	1,143
Income from operations	184	339	556	638
Non-operating expenses
Interest expense, net	(317)	(293)	(629)	(584)
Depreciation and amortization	(6)	(33)	(11)	(65)
Other income	15	-	15	-
Total non-operating expenses	(308)	(326)	(625)	(649)
Income (loss) from continuing operations before income taxes and minority interest	(124)	13	(69)	(11)
Income taxes	-	-	-	-
Net Income (loss) from continuing operations before minority interest	(124)	13	(69)	(11)
Minority interest in loss of subsidiary	7	-	17	-
Net income (loss) from continuing operations	(117)	13	(52)	(11)
Discontinued operations
Interest expense from discontinued
operations	-	(47)	-	(95)

Net loss	(117)	(34)	(52)	(106)
Undeclared preferred dividends	(85)	(85)	(171)	(171)
Net loss available to common shareholders	(202)	(119)	(223)	(277)
Net loss per common share - basic and diluted
Loss available to common shareholders from continuing operations	(0.05)	(0.02)	(0.06)	(0.04)
Loss from discontinued operations	0.00	(0.01)	0.00	(0.02)
Net loss available to common shareholders per common share	$ (0.05)	$ (0.03)	$ (0.06)	$ (0.06)
Weighted average common shares outstanding – basic and diluted	4,257	4,257	4,257	4,257

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2005	2004
Operating activities:
Net loss	$ (52)	$ (106)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	11	65
Changes in current assets and liabilities
(Increase) decrease in accounts receivable, net	(126)	(134)
Decrease in inventories	-	13
(Increase) decrease in prepaid expenses and other current assets	42	(9)
Increase (decrease) in accounts payable	45	(158)
Increase (decrease) in accrued expenses and other liabilities	(89)	115
Minority interest in loss of subsidiary	(17)	-
Discontinued operations net income	-	95
Other net income	411	346
Total adjustments	277	333
Net cash provided by operating activities	225	227

Financing activities
Repayments of notes payable	(1,212)	(220)
Proceeds from notes payable	1,012	-
Net cash used in financing activities	(200)	(220)

Discontinued operations
Cash used in discontinued operations	-	(26)
	-	(26)
Net Increase (decrease) in cash	25	(19)
Cash at the beginning of period	13	242
Cash at the end of period	$ 38	$ 223

Supplemental disclosure of cash flow information
Cash paid for interest	$ 173	$ 147

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

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 116 stores in the United States, Canada, Europe and Puerto Rico, as of June 30, 2005.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its partially owned Internet site.  ProGolf.com has an agreement with Global Sports, Inc. (GSI) the largest sporting goods internet sales organization in the world, which inventories and sells golf on the Internet site www.progolf.com in exchange for commissions on its sales through this site.

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

5.

Intangibles

Intangibles at June 30, 2005 consist primarily of trademarks and brand names held by Pro Golf International, Inc. and Pro Golf of America, Inc.  Trademarks are determined to be indefinite; therefore, are not being amortized. These assets are tested annually for impairment and will only be reduced if it is found to be I pared, or is associated with assets sold or otherwise disposed of.

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

At June 30, 2005 and December 31, 2004, dividends in arrears on the 8% Cumulative Convertible Preferred Series B Stock were $1,656,575 and $1,606,575, respectively.  Dividends on the Series C Cumulative Convertible Preferred Stock were declared and paid through December 31, 1996.  At June 30, 2005 and December 31, 2004, dividends in arrears on the 10% Cumulative Convertible Preferred Series C Stock were $2,063,510 and $1,959,290, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

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

10.

Concentrations of Credit Risk

For cash management purposes, the Company concentrates its cash holdings in at a single financial institution.  From time-to-time the balance in these accounts may exceed the federally insured limit of $100,000 by the Federal Deposit Insurance Corporation.  .

11.

Subsequent Events

Effective August 30, 2005, Ajay Sports, Inc. and its subsidiaries (“Ajay party”) announced the negotiated mutual general release of the debt owed by Ajay party to Wells Fargo Bank.  The outstanding balance of this debt was approximately $2,577,000 as of June 30, 2005.  Ajay party paid $11,500 to Wells Fargo Bank, and agreed to transfer and quitclaim to Wells Fargo Bank all the rights and interests of the collateral, which included 156,719 common shares of Williams Controls, Inc. stock (WMCO), in exchange for the mutual release and discharge of all claims involving Ajay party and Wells Fargo Bank.

During 2005, Comerica Bank disposed of the collateral involving marketable securities of Williams Controls, Inc., which were pledged by the guarantor, Mr. Itin, Chaiman and CEO of the Company.  As of June 30, 2005, the total balance owed to Comerica Bank was $4.559 million, which represents the amount claimed by Comerica Bank.  The Company’s management believes that such amount is overstated due to several factors that originate from the past loan history, including overcharges on interest, inflated loan fees, etc. Currently, the Company is aggressively seeking to obtain alternate financing through debt or equity.  The Company’s future prosperity depends on management’s success in implementing these plans.

12.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the presentation adopted in 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in the report.

Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004

For the six-month period ended June 30, 2005, the company had net loss of $52,000 as compared to a net loss of $106,000 for the six-month period ended June 30, 2004.  This change was mainly due to a decrease in discontinued interest expense and operating expenses for 2005.

Net sales for the six-month period ended June 30, 2005 slightly decreased by 2.7%, from $1,794,000 for the six-month period ended June 30, 2004 to $1,744,000. This is mainly due to the decrease in royalties, despite the fact that the initial franchising fees increased for 2005 due to new stores opening.

SG&A slightly increased for the six-month period ended June 30, 2005 by 2% from $1,143,000 for the six-month period ended June 30, 2004, to $1,167,000. This is mainly due to the increase in professional fees, including legal fees, and a slight increase in wages expense.

Net interest expense (continuing and discontinued operations), decreased by 7.4% from $679,000 for the six-month period ended June 30, 2004 to $629,000 for the six-month period ended June 30, 2005. This is due to the decrease in interest expense from discontinuing operations.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

For the three-month period ended June 30, 2005, the company had net loss of $117,000 as compared to a net loss of $34,000 for the three-month period ended June 30, 2004.  This change was mainly due to a decrease in sales, and an increase in selling, general and administrative expenses (“SG&A”).

Net sales for the three-month period ended June 30, 2005 decreased by 13%, from $880,000 for three-month period ended June 30, 2004 to $766,000. This is mainly due to the decrease in royalties, despite the fact that the initial franchising fees increased for 2005 due to new stores opening.

SG&A increased for the three-month period ended June 30, 2005 by 9.7% from $528,000 for the three-month period ended June 30, 2004, to $579,000. This is mainly due to the increase in professional fees, including legal fees, and a slight increase in wages expense.

Net interest expense (continuing and discontinued operations), decreased by 7.4% from $341,000 for the three-month period ended June 30, 2004 to $317,000 for the three-month period ended June 30, 2005. This is due to the decrease in interest expense from discontinuing operations.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 21, 2006

/s/Thomas W Itin
-------------------------------------------------------
Chairman of the Board of Directors and
Chief Executive Officer

SECTION 1350 CERTIFICATION OF COO

      I, Brian T. Donnelly, Chief Operating Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 21, 2006

/s/ Brian T. Donnelly
-----------------------------------------
Chief Operating Officer