Form 10KSB
period 2005-12-31
AJAY SPORTS INC
filed 2006-07-21
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

x   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

State issuer’s revenues for its most recent fiscal year are $2,849,000.

As of December 31, 2005, a total of 4,289,322 shares of common stock, $.01 par value, were issued and outstanding, and the aggregate market value of the voting equity held by non-affiliates was approximately $5,500 based on the average of the bid and asked prices as of, December 31, 2005 of $0.055 as reported by the OTC-Other-Pink Sheets.

Table of Contents

    ITEM 1. BUSINESS
    ITEM 2. DESCRIPTION OF PROPERTY
    ITEMS 3. LEGAL PROCEEDINGS
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
    ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
    ITEM 7.FINANCIAL STATEMENTS
    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE
    ITEM 8A. CONTROLS AND PROCEDURES
      EVALUATION OF CONTROLS AND PROCEDURES
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
    ITEM 13. EXHIBITS
    ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
  SIGNATURES
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
    RULE 15D-14(A) CERTIFICATION OF CEO
    RULE 15D-14(A) CERTIFICATION OF COO
    SECTION 1350 CERTIFICATION OF CEO
    SECTION 1350 CERTIFICATION OF COO
      EXHIBITS INCORPORATED BY REFERENCE

Forward-Looking Statements:

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.”  When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and annual reports on Forms 10-KSB covering the period January 1, 2006 to December 31, 2006, which will be filed by us in the near future.

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

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 116 stores in the United States, Canada, Europe and Puerto Rico, as of December 31, 2005.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company owns several trademarks such as Pro Golf, Pro Golf Discount, Pro Golf International, Pro Golf of America, Prestwick, Excalibur, SOTA, Palm Springs and Palm Springs Golf.  The loss of any of the Company’s patents or trademarks may have a material adverse effect on its business.

The Company had a total of 11 employees as of December 31, 2005, at its Farmington Hills, Michigan office.

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 37735 Enterprise Court – Suite 600, Farmington Hills, MI 48331, and its telephone number is (248) 994-0553.  All references to the Company include Ajay Sports, Inc., Pro Golf International, Inc., Pro Golf of America, Inc., ProGolf.com, unless otherwise specified.

COMPETITIVE STRENGTHS

The Company believes that the following competitive strengths contribute to its position as a market leader:

Strong Brand Recognition

The trademarks of Pro Golf International, Inc., Pro Golf of America, Inc. and Pro Golf Discount® “Trademarks” are highly recognized names in the golf industry with more than 116 franchised stores operating, as of December 31, 2005 and with more scheduled to open, in the United States, Canada, Europe and Puerto Rico.  A significant portion of Pro Golf of America, Inc.’s revenues result from royalties, marketing, advertising, franchise fees, and licensing fees associated with these stores.  At July 31, 2001, the value of the trademarks was appraised by CBIZ Valuation Counselors for approximately $28,300,000.

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

The Company plans to expand internationally by identifying and securing new franchisees in foreign countries, to permit others to use its name in various geographic locations, for upfront licensing fees and/or ongoing licensing and royalty payments.

Company owned store

The Company is planning to open at least one Company owned and operated retail store in Michigan area, as funds become available.

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

GOLF BUSINESS

Overview

Golf, the primary market for the Company’s business, continues to be a popular form of recreation.  According to the National Golf Foundation ("NGF"), a trade association, since 1980 the number of golfers in the U.S. has increased by approximately 68%, and the number of U.S. golfers in 2005 was approximately 27.3 million.  The total number of adult golfers dropped 3.9% in 2005.  The number of core golfers has been relatively constant, between about 12 and 14 million. Core golfers are defined as playing eight or more rounds per year. The industry challenge is to convert more of these occasional golfers into core golfers.  Rounds of golf played started off very positively during the first quarter of 2005, and dropped during key summer months; however, they increased in 2005 after three years of decline.  One of the Company’s challenges will be to expand its customer base by obtaining more women, juniors, and seniors as customers of its Pro Golf stores.

Competition

The market in which the Company does business, while very fragmented, is highly competitive, and is served by a number of well-established companies.  New product introductions and/or price reductions by competitors continue to generate increased market competition.  The Pro Golf stores are facing aggressive competition from other golf retailers, such as Golf Smith International, and Golf Galaxy.  Other competitors include conventional sporting goods retailers like, Dick’s Sporting Goods, and The Sports Authority, which distribute merchandise related to most professional sports, including golf equipment.  Also, mass merchants and warehouse clubs like Wal-Mart, Target and Costco have been expanding their focus on golf.

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

COMMON STOCK

2005	HIGH/ASK	LOW/BID
First Quarter	$0.110	$0.040
Second Quarter	$0.050	$0.040
Third Quarter	$0.040	$0.030
Fourth Quarter	$0.100	$0.030
2004
First Quarter	$0.020	$0.020
Second Quarter	$0.000	$0.020
Third Quarter	$0.110	$0.040
Fourth Quarter	$0.170	$0.060

SERIES C PREFERRED STOCK

2005
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

2004
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

HOLDERS

As of December 31, 2005, the number of record holders of the Company's common stock, units, warrants and Series C preferred stock according to the Company’s transfer agent are as follows:

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

At December 31, 2005 and December 31, 2004, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,606,575 and $1,506,575, respectively.  Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996.  At December 31, 2005 and December 31, 2004, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $1,959,290 and $1,750,851, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF CONTINUING OPERATIONS. FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

Net Sales

Net sales for the year ended December 31, 2005 were $ 2,849,000 compared to sales in 2004 of $3,405,000, a decrease of 16%.  This is mainly due to a slight decrease in revenues from franchise sales and royalties.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2005 were $1,843,000 compared to SG&A expenses in 2004 of $2,818,000, a decrease of 35%.  The decrease in SG&A expenses during 2005 was mainly due to the decrease in advertising, commission, salaries, bad debts, rent and show expenses.

Interest Expense (Net)

Net interest expense in 2005 was $1,341,000 (there was no discontinued operations interest expense) compared to net interest expense for 2004 of $1,400, 000 ($1,200,000 continued operations and $200,000 discontinued operations), a decrease of 5%.  This decrease is mainly due to the elimination of the interest expense from discontinued operations in 2005, and a slight decrease in the interest on a bank loan as a result of the loan principal reduction.

Income Taxes

The Company had no income tax liability, or income tax expense during the years ended December 31, 2005 and 2004.  The Company’s net operating losses carried forward would be sufficient to cover any taxable gains of approximately $25,012,000.

FINANCIAL CONDITION OF CONTINUING OPERATIONS

Capital Resources

At December 31, 2005, the Company had a working capital deficit of $5,905, 000 compared to a working capital deficit of $8,327,000 million at December 31, 2004, a decrease of 29%.  This is due to the decrease in current liabilities.

Accounts receivable were $439,000 at December 31, 2005 compared to $458,000 at December 31, 2004.  The modest decrease is due to a higher collection rate in the receivables for the year 2005.

The Company did not incur any capital expenditures in 2005 and 2004.  Technology upgrades are needed and management began these upgrades in 2006.  Future upgrades will be implemented as cash flow allows.

Liquidity

Net cash flow from operating activities was $301,000 during 2005.  As management expected, the Company’s cash flow from operations was sufficient to cover ongoing operating expenses and debt requirements of the franchise operations during 2005.  Management anticipates that cash from operations will continue to be sufficient to cover operating costs and debt service for the year ending December 31, 2006.  The Company’s cash flow is expected to be strained until the Company is able to refinance its debt and raise funds for expansion.

The Company's liquidity varies with the seasonality of its business, which in turn, influences its financing requirements.  The seasonal nature of the Company's royalty revenue creates fluctuating cash flows.  The Company has relied on internally generated cash from operating activities and on the related party loans to fund its operations and pay its debt.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

The Company’s Chief Excecutive Officer and Chief Operating Officer have performed an evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

CHANGES IN INTERNAL CONTROLS

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2005 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Operating Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Operating Officer have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report except as to the deficiencies described below.  There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management intends to implement the changes described below. There were material post-closing audit adjustments made for the period ended December 31, 2005 and 2004.   Also, the Company has not timely filed this Form 10-KSB and certain of its prior quarterly Forms 10-QSB as well as subsequent quarterly Forms 10-QSB and annual Forms 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.  The above items, under Section 404 of the Sarbanes Oxley Act, constitute significant deficiencies and collectively material weaknesses in internal controls over financial reporting.  The Company seeks to implement a short and long term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant’s directors and executive officers as of December 31, 2005 were as follows:

Name	Age	Positions and Offices with Company	Date First Elected
Thomas W. Itin	71	Chairman & CEO, Director	June 1993
Brian T. Donnelly	43	President & Chief Operating Officer	June 2004
Shirley B. Itin	70	Director	April 2002
Jeffrey E. Rautio	46	Director	April 2002

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

AUDIT COMMITTEE FINANCIAL EXPERT.

Ajay Sports, Inc.’s Board of Directors has determined that it has at least more than one audit committee financial expert serving on its committee.  Mr. Itin and Mr. Rautio are determined to be financial experts.

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

Based solely upon a review of the copies of such reports for the year ended December 31, 2005, the Company’s management concluded that some directors and executive officers who held positions in Ajay Sports, Inc. during the two years covered by this report, did not file all the required reports on a timely basis. Management is currently in the process of curing this deficiency.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the years ending December 31, 2005 and 2004, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company who received compensation for all capacities in which they serve.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation Salary and/or Fees	Long-Term Compensation Securities Underlying Options (# Shares)
Thomas W. Itin Chief Executive Officer	2005 2004	$120,000 (1) $120,000 (1)	- -
Brian T. Donnelly President and Chief Operating Officer	2005 2004	$200,000 $88,269	- -

(1) See “Employment contracts” below.

The Company, in its subsidiary ProGolf.com, adopted an Incentive Stock Plan in January 2000.  The plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  These objectives are accomplished by making incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of ProGolf.com.  No shares were granted under this Plan during 2005, and 2004.

OPTIONS/SAR GRANTS

There were no options granted during the fiscal year ended December 31, 2005 to the executive officers.  The Company has not granted any SARs.

Aggregated Option Exercises and Fiscal Year End Option Value

The table below summarizes options, the number of securities underlying unexercised stock options at December 31, 2005, which are held by the executive officers listed in the Summary Compensation Table.  No options were exercised during the year and at year-end none were in-the-money.

Aggregated Option Exercises in 2005 and December 31, 2005 Option Values

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

Under the 1994 Stock Option Plan, the non-employee directors who are members of the Compensation Committee are to receive grants of 834 non-statutory stock options under the plan at each Annual Meeting.  There were no grants to members of the Compensation Committee because an Annual Meeting was not held during the year 2005.

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

1) Persons listed on this table have the right to acquire additional shares of Common Stock through the exercise of outstanding options, warrants or the conversion of convertible securities within 60 days from the date of their notice.  At December 31, 2005, these additional shares are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  The actual number of shares of Common Stock issued and outstanding as of December 31, 2005 was 4,289,322.

(2) Mr. Itin may be deemed to be a “control person” of the Company.  The amount includes Common Stock and shares of Common Stock issuable upon the exercise of presently exercisable Warrants and the conversion of presently convertible Preferred Stock beneficially owned by Mr. Itin, his affiliates, and his spouse’s affiliates as follows on the next page.

14

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

As of December 31, 2005, the Company has a $ 6,950,000 note payable to Mr. Itin, CEO and Chairman of the Company.  This note includes interest accrued at a rate of 8% per annum. Interest expense accrued on this note was $536,000 and $496,000 for the years ended December 31, 2005 and 2004, respectively.  There were no principal or interest payments made on behalf of this note during the years 2005 and 2004.

The Company has a note payable to Colorado Ridge Corporation and Mr. Itin in the principal amount of $300,000.  Mr. Itin is a principal shareholder in Colorado Ridge Corporation.  The interest on this note accrues at a rate of 8% per annum.  The balance of interest accrued on this note was $72,000 as of December 31, 2005.  During the years 2005 and 2004, there were no payments of principal or interest related to this note.

During 2005, $2,367,000 was loaned to the Company from the proceeds of the sale of the Williams Controls’ common stock owned by Mr. Itin, pledged at Comerica bank as collateral against the loan made to Pro Golf International, Inc.  .This note accrues interest at an annum rate calculated at prime rate plus one percent (1%).  As of December 31, 2005, accrued interest on this note was $87,000.

First Equity Corporation ("First Equity") made short-term working capital loans to the Company during 1999, with interest at various market rates.  The balance due on these loans at December 31, 2005 and 2004 was $889,000 and $805,000.  No payments have been made on this loan during the two years covered by this report.  First Equity is owned by some family members of Mr. Itin, Chief Executive Officer and Chairman of the Company

In July of 2001, Pro Golf International obtained a loan of $1,441,000 from 1001 Woodward, Inc.  Proceeds from this loan were used to partially pay the loan principal owed to Comerica Bank.  Mr. Itin, Chairman of the Company is a major shareholder in 1001 Woodward, Inc.  The balance of accrued interest on the note was $283,000 as of December 31, 2005.  During 2005, the Company paid $114,000 of interest to 1001 Woodward, Inc.  Four thousand shares of Pro Golf of America stock were pledged as collateral against the debt.

TRANSACTIONS WITH PROMOTERS

None

PART IV

ITEM 13. EXHIBITS

The following documents are filed as a part of this report Form 10-KSB immediately following the signature page.

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-2
Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2005	F-3
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for each of the years in the two-year period ended December 31, 2005	F-4
Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2005	F-5
Notes to Consolidated Financial Statements	F-6 - F-11
Certifications	F-11 - F-14
Other exhibits	F-15 - F-18

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by J.L. Stephan Co, PC incurred during the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Audit	22,500	48,708
Taxes	-	-
Other	$ -	$ -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AJAY SPORTS, INC.

By: /s/ Thomas W. Itin

            Chairman of the Board of Directors and Chief Executive Officer

Date:    July 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on July 21, 2006.

Signature:   /s/ Thomas W. Itin

                    Chairman of the Board of Directors

                    Chief Executive Officer

Signature:  /s/ Shirley B. Itin

                   Director

Signature: /s/ Brian T Donnelly

                   President and Chief Operating Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ajay Sports, Inc.

We have audited the accompanying consolidated balance sheets of Ajay Sports, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ajay Sports, Inc and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

May 25, 2006

Ajay Sports, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

ASSETS	December 31, 2005	December 31, 2004
Current assets
Cash	$ 66	$ 13
Accounts receivable, net	439	458
Prepaid expenses and other current assets	11	104
Total current assets	516	575
Long-term assets
Fixed assets, net of depreciation	18	31
Intangibles	6,355	6,355
Investments in marketable securities	-	203
Other assets	15	2
Total long-term assets	6,388	6,591
TOTAL ASSETS	$ 6,904	$ 7,166

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 145	$ 621
Accrued expenses and other liabilities	940	770
Note payable-bank	3,476	5,771
Note payable-other	1,860	1,740
Total current liabilities	6,421	8,902
Long-term liabilities
Note payable-related party	12,200	9,237
Net liabilities of discontinued operations	-	2,577
Total long-term liabilities	12,200	11,814
TOTAL LIABILITIES	18,621	20,716

Minority interest	115	149
Shareholders' equity
Preferred stock -10,000,000 shares authorized
Series B, $100 par value, 12,500 shares issued and outstanding	1,250	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding	60	60
Common stock, $0.01 par value, 100,000,000 shares
authorized, 4,289,322 shares issued, 4,257,175 shares outstanding and 32,147 shares in treasury	43	43
Additional paid-in capital	18,344	18,344
Accumulated deficit	(33,613)	(35,500)
Accumulated other comprehensive income	-	20
Total shareholders' equity	(11,832)	(13,699)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 6,904	$ 7,166

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share amounts)

	For the years ended December 31
	2005	2004

Net sales	$ 2,849	$ 3,405
Cost of sales	23	24
Gross pProfit	2,826	3,381

Selling, general and administrative expense	1,843	2,818
Income from operations	983	563
Non-operating expenses
Interest expense, net	(1,341)	(1,200)
Depreciation and amortization	(15)	(118)
Other income	18	57
Total non-operating expenses	(1,338)	(1,261)
Loss from continuing operations before income taxes and minority interest	(355)	(698)
Income taxes	-	-
Loss from continuing operations before minority interest	(355)	(698)
Minority interest in net loss of subsidiary	34	-
Net loss from continuing operations	(321)	(698)
Discontinued operations
Gain from settlement of debts	2,208	-
Interest expense	-	(200)
	2,208	(200)
Net income (loss)	1,887	(898)
Undeclared preferred dividends	(341)	(341)
Net income (loss) available to common shareholders	$ 1,546	$ (1,239)
Net income (loss) per common share - basic and diluted
Loss available to common shareholders from continuing operations	$ (0.16)	$ (0.24)
Income (loss) from discontinued operations	0.52	(0.05)
Net income (loss) available to common shareholders per common share	$ 0.36	$ (0.29)
Weighted average common shares outstanding – basic and diluted	4,257	4,257

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the years ended December 31, 2005 and 2004

(in thousands, except shares)

	Preferred Shares						Common Stock		Additional		Accumulated Other	Total
	Class B		Class C		Class D				Paid-in	Accumulated	Comprehensive	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income(loss)	Equity

Balance at December 31, 2003	12,500	$1,250	208,439	$2,084	6,000,000	$ 60	4,289,322	$ 43	$18,344	$ (34,602)	$ (80)	$ (12,901)
Net loss										(898)		(898)
Unrealized gain on marketable securities											100	100
Total comprehensive income (loss)	-	-	-	-	-	-	-	-	-	(898)	100	(798)
Balance at December 31, 2004	12,500	1,250	208,439	2,084	6,000,000	60	4,289,322	43	18,344	(35,500)	20	(13,699)
Net income										1,887	-	1,887
Unrealized loss on marketable securities											(20)	(20)
Total comprehensive income										1,887	-	1,867
Balance at December 31, 2005	12,500	$1,250	208,439	$2,084	6,000,000	$ 60	4,289,322	$ 43	$18,344	$ (33,613)	$ -	$ (11,832)

See notes to consolidated financial statements

Ajay Sports, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands, except share amounts)

	For the years ended December 31,
	2005	2004
Operating activities:
Net income (loss)	$ 1,887	$ (898)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	15	118
Changes in current assets and liabilities
Decrease in accounts receivable	19	28
Decrease in inventories	-	21
Decrease in prepaid expenses and other current assets	93	89
Increase (decrease) in accounts payable	(476)	78
Increase in accrued expenses and other liabilities	170	132
Increase in interest payable	835	796
Discontinued operations net (income) loss	(2,208)	200
Minority interest	(34)	-
Total adjustments	(1,586)	1,462
Net cash provided by operating activities	301	564

Financing activities
Repayment of notes payable and interest	(2,595)	(767)
Proceeds from notes payable	2,367	-
Net cash used in financing activities	(228)	(767)

Discontinued operations
Cash used in discontinued operations	(20)	(26)
	(20)	(26)
Net increase (decrease) in cash	53	(229)
Cash at the beginning of period	13	242
Cash at the end of period	$ 66	$ 13

Supplemental disclosure of cash flow information
Cash paid for interest	$ 623	$ 307

See notes to consolidated financial statements

AJAY SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated condensed financial statements include the accounts of Ajay Sports, Inc. ("Sports") and its majority-owned operating company subsidiaries, Pro Golf International, Inc., Pro Golf of America, Inc., and ProGolf.com, Inc. (“PG.com”) collectively referred to herein as the "Company".  All significant inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes initial franchise fee revenue when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor.  Royalty fees in most cases are a percentage of the franchisees’ monthly gross receipts, as defined in the franchise agreement.

When a franchise is purchased the Company agrees to perform certain services to the new franchisee.  Among the services provided are assistance in lease negotiation, store layout, retail sales training, custom club fitting, implementation of an accounting system, purchasing and pricing programs, and design of a customer service program.

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

Fixed Assets, net

Fixed assets are stated at cost, less accumulated depreciation.  Fixed assets of the Company consist primarily of machinery and office equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Intangibles

Intangibles at December 31, 2005 and 2004 consist primarily of trademarks and brand names held by Pro Golf International, Inc. and Pro Golf of America, Inc.  Trademarks are determined to be indefinite; therefore, they are not being amortized.  However, these assets are tested annually for impairment in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

No impairment was not recorded for the years ended.

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

Advertising

The Company’s policy is to expense production costs for advertising as of the date the commercials and marketing materials are initially utilized or are provided to franchisees for their use.  Prepaid advertising represents expenditures that, under this policy, are capitalized at period end and are expensed during a subsequent period as utilized.  Due to the seasonality of the Company’s business, advertising and marketing costs generally exceed revenue received from vendors and franchisees on an annual basis. The Company had no reimbursements from its franchisees for such costs during the years ended December 31, 2005 and 2004.

Employee Bonus Plan

The Company has a non-qualified bonus plan for certain employees.  The bonus is discretionary and is determined at the end of the fiscal year based on annual financial results.  Bonuses are recorded and deemed payable once declared.  No bonuses were declared under this plan for the years ended December 31, 2005 and 2004.

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

Net Loss per Common Share

Earnings or loss per share has been computed by dividing net income or loss, after reduction for preferred stock dividends of $341,000 for 2005 and 2004, by the weighted average number of common shares outstanding.   No warrants were exercised during 2005 or 2004.

SFAS No. 128, “Earnings per Share”, became effective for fiscal years ending after December 15, 1997.  This statement replaces the presentation of primary earnings per share (“EPS”) with a presentation of basic EPS.  It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computations to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared the earnings of the entity.  Securities convertible to common stock and warrants to purchase common stock were outstanding at December 31, 2005 and 2004, but were not included in the computation of diluted income (loss) per common share because the shares would be antidilutive.

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

2. RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company has a $ 6,950,000 note payable to Mr. Itin, CEO and Chairman of the Company.  This note includes interest accrued at a rate of 8% per annum. Interest expense accrued on this note was $536,000 and $496,000 for the years ended December 31, 2005 and 2004, respectively.  There were no principal or interest payments made on behalf of this note during the years 2005 and 2004.

The Company has a note payable to Colorado Ridge Corporation and Mr. Itin in the principal amount of $300,000.  Mr. Itin is a principal shareholder in Colorado Ridge Corporation.  The interest on this note accrues at a rate of 8% per annum.  The balance of interest accrued on this note was $72,000 as of December 31, 2005.  During the years 2005 and 2004, there were no payments of principal or interest related to this note.

During 2005, $2,367,000 was loaned to the Company from the proceeds of the sale of the Williams Controls’ common stock owned by Mr. Itin, pledged at Comerica bank as collateral against the loan made to Pro Golf International, Inc.  .This note accrues interest at an annum rate calculated at prime rate plus one percent (1%).  As of December 31, 2005, accrued interest on this note was $87,000.

First Equity Corporation ("First Equity") made short-term working capital loans to the Company during 1999, with interest at various market rates.  The balance due on these loans at December 31, 2005 and 2004 was $889,000 and $805,000.  No payments have been made on this loan during the two years covered by this report.  First Equity is owned by some family members of Mr. Itin, Chief Executive Officer and Chairman of the Company

In July of 2001, Pro Golf International obtained a loan of $1,441,000 from 1001 Woodward, Inc.  Proceeds from this loan were used to partially pay the loan principal owed to Comerica Bank.  Mr. Itin, Chairman of the Company is a major shareholder in 1001 Woodward, Inc.  The balance of accrued interest on the note was $283,000 as of December 31, 2005.  During 2005, the Company paid $114,000 of interest to 1001 Woodward, Inc.  Four thousand shares of Pro Golf of America stock were pledged as collateral against the debt.

3. LIABILITIES

Note payable - bank

At December 31, 2005 and 2004, the Company’s note balances owed to Comerica Bank were as follows:

	Principal	Interest	Total
December 31, 2005	$3,476,000	$ -	$3,476,000

December 31, 2004	$5,448,000	$323,000	$5,771,000

During the years 2005 and 2004, the Company paid to the bank $1,972,000 and $460,000 in principal and $623,000 and $307,000 in interest, respectively.  During 2005, Comerica Bank disposed of the collateral involving marketable securities of Williams, which were pledged by the guarantor, Mr. Itin, Chaiman and CEO of the Company. Currently, the Company is aggressively seeking to obtain alternate financing through debt or equity.

Note payable - other

As of December 31, 2005 and 2004, the Company has three notes payable to Henry Hooker, Bradford Hooker and Timothy Hooker in the total amount of $1,200,000.  These notes initiated on June 22, 1999.  The notes have an annual interest rate of 10% with interest to be paid quarterly, and were due on July 31, 2000.  As of December 31, 2005 and 2004, balances of principal and accrued interest on these notes were as follows:

                                                       December 31, 2005

      December 31, 2004

	Principal	Interest	Total	Principal	Interest	Total
Henry Hooker	$530,000	$292,000	$822,000	$530,000	$238,000	$768,000
Timothy Hooker	335,000	184,000	519,000	335,000	151,000	486,000
Bradford Hooker	335,000	184,000	519,000	335,000	151,000	486,000
	$1,200,000	$660,000	$1,860,000	$1,200,000	$540,000	$1,740,000

There were no principal or interest payments on these notes during the years 2005 and 2004.

Note payable – related party

	Interest Rate	December 31, 2005	December 31, 2004
Thomas Itin	8%	$6,950,000	$6,414,000
Colorado Ridge & Thomas Itin	8%	372,000	348,000
Thomas Itin	Variable	2,367,000	-
1001Woodward, Inc.	10%	1,441,000	1,669,000
First Equity Corporation	10%	889,000	806,000
Acrodyne Corporation	8%	180,000	-
Total		$12,199,000	$9,237,000

The related parties, including Mr. Itin and his spouse have extended the terms of these notes, and/or may consider other types of payments other than cash.

4. INCOME TAXES

The Company adopted SFAS No. 109 in 1992.  The net effective income tax expense differs from the statutory income tax expense (benefit) for 2005 due to utilization of net operating loss carryforward.. No income tax expense or benefit was recorded the years 2005 and 2004. The components of the net deferred tax assets/liabilities were as follows:

	December 31,
	2005	2004
Deferred tax assets
Amortization/Depreciation	233,000	233,000
NOL carry forward	8,754,000	9,415,000
Valuation allowance	(8,987,000)	(9,648,000)
Net deferred tax assets	$ -	$ -

The Company has net operating loss carry forward for Federal tax purposes of approximately $25,012,000 at December 31, 2005, which expires in varying amounts in the years 2006 through 2025.  Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

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

At December 31, 2005 and 2004, dividends in arrears on the 8% cumulative convertible preferred Series B stock were $1,706,575 and $1,606,575, respectively.  Dividends on the Series C cumulative convertible preferred stock were declared and paid through December 31, 1996.  At December 31, 2005 and 2004, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $2,167,729 and $1,959,290, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

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

6. LEASES

Total rental expense of the Company under an operating lease was $93,000 and $167,000 for the years ended December 31, 2005 and 2004, respectively. Effective June 25, 2005, the Company engaged in a 5-year lease agreement with the landlord company.

7. DISCONTINUED OPERATIONS

As of December 31, 2005, the Company had no liabilities from discontinued operations. They were extinguished on August 30, 2005 in exchange for the Company’s investment in marketable securities and some additional marketable securities owned by one of the guarantors, Acrodyne Corporation.

The net assets and liabilities of the discontinued operations have been recorded at net realizable value under the caption “Net liabilities of discontinued operations” in the accompanying Balance Sheets at December 31, 2004 and consist of $2,577,000 of notes payable and interest subsequently settled in 2005.

8. RECLASIFICATIONS

Certain 2004 amounts have been reclassified to conform to presentation adopted in 2005.

9. LEGAL PROCEEDINGS

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

1.

The Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

The Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

(11) Incorporated by reference from the Registrant’s 10-K filed for December 31, 1999. (SEC file No. 0-18204)

(12) Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended June 30, 2000.   (SEC file No. 0-18204)

(13) Incorporated by reference from the Registrant’s Form 10-Q for the Quarterly period ended September 30, 2000.   (SEC file No. 0-18204)

(14) Incorporated by reference from the Registrant’s 10-K filed for December 31, 2000. (SEC file No. 0-18204)

(15) Incorporated by reference from the Registrant’s 10-KSB filed for December 31, 2004. (SEC file No. 0-18204

Exhibit 21. LIST OF SUBSIDIARIES

SUBSIDIARIES                                          STATE OF INCORPORATION

Pro Golf International, Inc.                                                          Delaware

Pro Golf of America, Inc.                                                             Michigan

ProGolf.com, Inc.                                                                       Delaware