Form 10QSB
period 2006-03-31
AJAY SPORTS INC
filed 2006-08-18
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:             Yes            No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)                                            Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                                            Yes           No   X

The number of shares outstanding of the registrant’s common stock as of August 14, 2006 was 28,561,175.

Table of Contents

  PART I. FINANCIAL INFORMATION
    Item 1 Financial Statements
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
    Item 4. Submission of Matters to a Vote of Security Holders
    Item 5. Other Information
      SIGNATURES
    SECTION 302 CERTIFICATION OF CEO
    SECTION 302 CERTIFICATION OF COO
    SECTION 906 CERTIFICATION OF CEO
    SECTION 906 CERTIFICATION OF COO

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	March 31, 2006 (Unaudited)	December 31, 2005
Current assets
Cash	$ 49	$ 66
Accounts receivable, net	350	439
Prepaid expenses and other current assets	17	11
Total current assets	416	516
Long-term assets
Fixed assets, net of depreciation	24	18
Intangibles	6,355	6,355
Other assets	15	15
Total long-term assets	6,394	6,388
TOTAL ASSETS	$ 6,810	$ 6,904
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 129	$ 145
Accrued expenses and other liabilities	987	940
Note payable - bank	3,475	3,476
Note payable - other	1,890	1,860
Total current liabilities	6,481	6,421
Long-term liabilities
Note payable - related party	8,196	12,200
Total long-term liabilities	8,196	12,200
TOTAL LIABILITIES	14,677	18,621
Minority interest	107	115
Shareholders' equity
Preferred stock- 10,000,000 shares authorized
Series B, $100 par value, 0 and 12,500 shares issued and outstanding, as of March 31, 2006 and December 31, 2005, respectively	-	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 0 and 6,000,000 shares issued and outstanding, as of March 31, 2006 and December 31, 2005, respectively	-	60
Common stock, $0.01 par value, 100,000,000 shares authorized,
28,593,322 and 4,289,322 shares issued as of March 31, 2006 and December 31, 2005, respectively; 28,561,175 and 4,257,175 shares outstanding, as of March 31, 2006 and December 31, 2005, respectively; and 32,147 shares in treasury	286	43
Additional paid-in capital	20,145	18,344
Accumulated deficit	(30,489)	(33,613)
Total shareholders' equity	(7,974)	(11,832)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 6,810	$ 6,904

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31
	2006	2005

Net sales	$ 517	$ 978
Cost of sales	1	18
Gross profit	516	960

Selling, general and administrative expense	471	588
Income from operations	45	372
Non-operating income (expenses)
Interest expense, net	(227)	(312)
Depreciation and amortization	(2)	(5)
Gain on extinguishment of debts	3,778	-
Total non-operating income (expenses)	3,549	(317)
Income from continuing operations before income taxes and minority interest	3,594	55
Income taxes	-	-
Net income from continuing operations before minority interest	3,594	55
Minority interest in loss of subsidiary	8	10
Net income	3,602	65
Undeclared preferred dividends	(52)	(85)
Additional income available to common shareholders resulted from the difference between carrying value of preferred stock and fair value of common stock issued upon conversion	6,945	-
Net income (loss) available to common shareholders	10,495	(20)
Net income (loss) available to common shareholders per common share, basic and diluted	$ 0.37	$ (0.00)
Weighted average common shares outstanding – basic and diluted	28,561	4,257

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2006	2005
Operating activities:
Net income	$ 3,602	$ 65
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	2	5
Changes in current assets and liabilities
(Increase) decrease in accounts receivable	89	(109)
Decrease in inventories	-	(1)
(Increase) decrease in prepaid expenses and other current assets	(6)	25
Decrease in accounts payable	(16)	(52)
Increase in accrued expenses and other liabilities	46	16
Increase in interest payable	52	189
Gain on extinguishment of debts	(3,778)	-
Minority interest in loss of subsidiary	(8)	(10)
Total adjustments	(3,619)	63
Net cash provided by (used in) operating activities	(17)	128

Financing activities:
Repayments of notes payable	-	(195)
Proceeds from notes payable	-	115
Net cash used in financing activities	-	(80)

Net increase (decrease) in cash	(17)	48
Cash at the beginning of period	66	13
Cash at the end of period	$ 49	$ 61

Supplemental disclosure of cash flow information
Cash paid for interest	$ 73	$ 87

Non-cash financing activities

Preferred stock converted into common shares	$ 6,250	-
Note payable converted into common shares	$ 3,652	-
Non-cash dividend as a result of induced conversion of preferred stock	$ 478	-

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

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 115 stores in the United States, Canada, Europe and Puerto Rico, as of March 31, 2006.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its partially owned Internet site.  ProGolf.com has an agreement with Global Sports, Inc. (GSI) the largest sporting goods internet sales organization in the world, which inventories and sells golf on the Internet site www.progolf.com in exchange for commissions on its sales through this site.

All references to the Company include Pro Golf International, Inc., Pro Golf of America, Inc., ProGolf.com, and Ajay Sports, Inc.

The Company was organized under Delaware law on August 18, 1988.  Its administrative office is located at 37735 Enterprise Court – Suite 600, Farmington Hills, MI 48331, and its telephone number is (248) 994-0553.

2.

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.  These consolidated condensed financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position, results or operations and cash flows for the periods and dates presented.  Interim operating results are not necessarily indicative of operating results for the full year.

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

5.

Intangibles

Intangibles at March 31, 2006 consist primarily of trademarks and brand names held by Pro Golf International, Inc. and Pro Golf of America, Inc.  Trademarks are determined to be indefinite; therefore, they are not being amortized.

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

7.

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

Effective January 1, 2006, holders of the Company’s Series B and D cumulative convertible preferred stock agreed to forgive the dividends accrued on these series of stock in exchange for the conversion of such series of stock into the Company’s common stock.

Holders of the Company’s Series C cumulative convertible preferred stock are entitled to cumulative dividends at an annual rate of $1.00 per share.  Due to a shortage of operating funds to run the business, dividends on Series C preferred stock have not been paid since December 31, 1996.  At March 31, 2006 and December 31, 2005, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $2,011,400 and $1,959,290, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

8.

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

9.

Concentrations of Credit Risk

For cash management purposes, the Company concentrates its cash holdings in at a single financial institution.  From time-to-time the balance in these accounts may exceed the federally insured limit of $100,000 by the Federal Deposit Insurance Corporation.

10.

Extinguishments of related party debts

Effective January 1, 2006, the Company’s Board of Directors and Thomas Itin, CEO agreed to extinguish the principal amount of one of the notes payable to Mr. Itin in the amount of $3,652,000 in exchange for 7,304,000 shares of the Company’s common stock. This transaction created $3,396,000 of gain on extinguishment. In addition, $337,000 of interest payable was forgiven on this note during the period ended March 31, 2006.

Effective January 1, 2006 the Company’s Board of Directors and First Equity Corporation (FEC) agreed to extinguish $45,000 of interest payable on the note owed to FEC, each quarter until the entire balance is forgiven. $45,000 was recognized as gain on extinguishment during the three months ended March 31, 2006. This forgiveness is contingent upon certain events during the forgiveness period, as described in the agreement. Under this agreement, $45,000 per quarter will be recognized as gain on extinguishment each of the next  seven quarters.

Total gain on extinguishment of notes payable and interest payable during this period was $3,396,000 and $382,000, respectively.

11.

Changes in capitalization

Effective January 1, 2006, holders of Series B and D cumulative convertible preferred stock agreed to convert their preferred shares into 5 million and 12 million shares of the Company’s common stock, respectively. These preferred securities were convertible into 11,574 and 3,333,333 shares of common stock under the original terms.  As a result of this induced conversion, an inducement dividend was recorded in the amount of $477,928, representing the difference in the fair values of the awards.  Also holders of both Series B and D preferred shares forgave the dividends in arrears on these preferred shares in the amount of $1,768,000. As of March 31, 2006 the Company had 28,561,175 shares of common stock outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in the report.

Results of Operations

For the three-month period ended March 31, 2006, the company had net income of $3,602,000 as compared to a net income of $65,000 for the three-month period ended March 31, 2005.  This enormous improvement was mainly due to the gain from extinguishment of debts, significant decrease in interest expense, a decrease in selling, general and administrative expenses (“SG&A”), and an increase in non operating income.

Net sales for the three-month period ended March 31, 2006 decreased to $517,000 compared to $978,000 of sales for the three-month period ended March 31, 2005.

SG&A decreased in the three-month period ended March 31, 2006 by 20% to $471,000 versus the three-month period ended March 31, 2005, mainly due to decreases in personnel costs, trade show expenses, advertising expenses and legal fees.

Net interest expense for the three-month period ended March 31, 2006, decreased by 27% to $227,000 versus the three-month period ended March 31, 2005, mainly due to the extinguishments of some related party notes payable.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Operating Officer have performed an evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Operating Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Operating Officer have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report except as to the deficiencies described below. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management intends to implement the changes described below. In the past the Company has not filed on a timely basis this Form 10-QSB with the Securities Exchange Commission (SEC) within the required due dates. This, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting. The Company has implemented a short and long-term correction of these internal control deficiencies and it is making progress toward correction of these matters.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Effective January 1, 2006, the Company agreed to exchange $3,652,000 Note payable from Ajay to Thomas W. Itin for 7,304,000 shares of the Company’s common stock. The Company will be permitted to write off one eighth of the interest payable in the first quarter of 2006 and in each successive quarter thereafter through December 31, 2007 provided the Company complies with certain requirements mainly related to change of control.

Effective January 1, 2006, holders of Series D cumulative convertible preferred stock accepted the Company’s proposal that they convert the six million shares of Series D preferred stock to 12 million shares of the Company’s common stock. Effective January 1, 2006, these holders agreed to forgive all the dividends in arrears on the Series D preferred stock which total $61,850.

Effective January 1, 2006, holders of Series B cumulative convertible preferred stock agreed to convert the 12,500 shares into 5 million shares of the Company’s common stock. These holders also agreed to forgive all dividends in arrears on the Series B preferred stock, which total $1,706,575.

Effective January 1, 2006, First Equity Corporation (“FEC”) agreed to forgive $360,000 of interest payable accrued on the notes owed to FEC over a two year period provided that the Company complies with certain requirements mainly related to change in control.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AJAY SPORTS, INC.

By:  /s/ THOMAS W. ITIN

       Thomas W. Itin

       Chairman and Chief Executive Officer

By:  /s/ BRIAN T. DONNELLY

       Brian T. Donnelly

       President and Chief Operating Officer

Date: August 14, 2006

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

 Date: August 14, 2006

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

 Date: August 14, 2006

/s/ Brian T. Donnelly --------------------------------------------
Chief Operating Officer

SECTION 906 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that to my knowledge:

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of and for the period covered by the Report.

Dated: August 14, 2006

/s/Thomas W Itin
--------------------------------
Chairman of the Board of Directors and
Chief Executive Officer

SECTION 906 CERTIFICATION OF COO

      I, Brian T. Donnelly, Chief Operating Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that to my knowledge:

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of and for the period covered by the Report.

Dated: August 14, 2006

/s/ Brian T. Donnelly
-----------------------------------------
Chief Operating Officer