Form 10QSB
period 2006-06-30
AJAY SPORTS INC
filed 2006-08-18
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
      SIGNATURES
    SECTION 302 CERTIFICATION OF CEO
    SECTION 302 CERTIFICATION OF COO
    SECTION 906 CERTIFICATION OF CEO
    SECTION 906 CERTIFICATION OF COO

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	June 30, 2006 (Unaudited)	December 31, 2005
Current assets
Cash	$ 175	$ 66
Accounts receivable, net	423	439
Prepaid expenses and other current assets	25	11
Total current assets	623	516
Long-term assets
Fixed assets, net of depreciation	22	18
Intangibles	6,355	6,355
Other assets	15	15
Total long-term assets	6,392	6,388
TOTAL ASSETS	$ 7,015	$ 6,904
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 141	$ 145
Accrued expenses and other liabilities	1,054	940
Note payable - bank	3,475	3,476
Note payable - other	1,920	1,860
Total current liabilities	6,590	6,421
Long-term liabilities
Note payable - related party	7,846	12,200
Total long-term liabilities	7,846	12,200
TOTAL LIABILITIES	14,436	18,621
Minority interest	100	115
Shareholders' equity
Preferred stock- 10,000,000 shares authorized, Series B, $100 par value, 0 and 12,500, shares issued and outstanding, as of June 30, 2006 and December 31, 2005, respectively	-	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 0 and 6,000,000 shares issued and outstanding, as of June 30, 2006 and December 31, 2005, respectively	-	60
Common stock, $0.01 par value, 100,000,000 shares authorized,
28,593,322 and 4,289,322 shares issued, 28,561,175 and 4,257,175 shares outstanding, as of June 30, 2006 and December 31, 2005, respectively; and 32,147 shares in treasury	286	43
Additional paid-in capital	20,145	18,344
Accumulated deficit	(30,036)	(33,613)
Total shareholders' equity	(7,521)	(11,832)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,015	$ 6,904

 See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Net sales	$ 703	$ 766	$ 1,220	$ 1,744
Cost of sales	6	3	7	21
Gross profit	697	763	1,213	1,723

Selling, general and administrative expense	394	579	865	1,167
Income from operations	303	184	348	556
Non-operating income (expenses)
Interest expense, net	(238)	(317)	(465)	(629)
Depreciation and amortization	(1)	(6)	(3)	(11)
Gain on extinguishments of debts	382	15	4,160	15
Total non operating income (expenses)	143	(308)	3,692	(625)
Income (loss) from continuing operations before income taxes and minority interest	446	(124)	4,040	(69)
Income taxes	-	-	-	-
Income (loss) from continuing operations before minority interest	446	(124)	4,040	(69)
Minority interest	7	7	15	17
Net income (loss)	453	(117)	4,055	(52)
Undeclared preferred dividends	(52)	(85)	(104)	(171)
Additional income available to common shareholders resulted from the difference between carrying value of preferred stock and fair value of common stock issued upon conversion	-	-	6,945	-
Net income (loss) available to common shareholders	401	(202)	10,896	(223)
Net income (loss) per common share available to common shareholders	$ 0.01	$ (0.05)	$ 0.38	$ (0.05)
Weighted average common shares outstanding basic and diluted	28,561	4,257	28,561	4,257

See notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30
	2006	2005
Operating activities:
Net income (loss)	$ 4,055	$ (52)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	3	11
Changes in current assets and liabilities
(Increase) decrease in accounts receivable	16	(126)
(Increase) decrease in prepaid expenses and other current assets	(14)	42
Increase (decrease) in accounts payable	(4)	45
Increase (decrease) in accrued expenses and other liabilities	113	(89)
Increase (decrease) in interest payable	114	411
Gain on extinguishments of debts	(4,160)	-
Minority interest in loss of subsidiary	(15)	(17)
Total adjustments	(3,946)	277
Net cash provided by operating activities	109	225

Financing activities:
Repayments of notes payable	-	(1,212)
Proceeds from notes payable	-	1,012
Net cash used in financing activities	-	(200)

Net increase in cash	109	25
Cash at the beginning of period	66	13
Cash at the end of period	$ 175	$ 38

Supplemental disclosure of cash flow information
Cash paid for interest	$ 151	$ 173
Non-cash financing activities

Preferred stock converted into common shares	$ 6,250	-
Note payable converted into common shares	$ 3,652	-
Non-cash dividend as a result of induced conversion of preferred stock	$ 478	-

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

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 115 stores in the United States, Canada, Europe and Puerto Rico, as of June 30, 2006.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.  The Company plans to enhance its traditional sales and distribution methods through its partially owned Internet site.  ProGolf.com has an agreement with Global Sports, Inc. (GSI) the largest sporting goods internet sales organization in the world, which inventories and sells golf on the Internet site www.progolf.com in exchange for commissions on its sales through this site.

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

5.

Intangibles

Intangibles at June 30, 2006 consist primarily of trademarks and brand names held by Pro Golf International, Inc. and Pro Golf of America, Inc.  Trademarks are determined to be indefinite; therefore, they are not being amortized.

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

Effective January 1, 2006, holders of the Company’s Series B and D cumulative convertible preferred stock agreed to forgive the dividends accrued on these series B and D stock in exchange for the conversion of such series B and D stock into shares of the Company’s common stock.

Holders of the Company’s Series C cumulative convertible preferred stock are entitled to cumulative dividends at an annual rate of $1.00 per share.  Due to a shortage of operating funds to run the business, dividends on Series C preferred stock have not been paid since December 31, 1996.  At June 30, 2006 and December 31, 2005, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $2,063,510 and $1,959,290, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

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

10.

Extinguishments of related party debts

Effective January 1, 2006, the Company’s Board of Directors and Thomas Itin, CEO agreed to extinguish the principal amount of one of the notes payable to Mr. Itin in the amount of $3,652,000 in exchange for 7,304,000 shares of the Company’s common stock. This transaction created $3,396,000 of gain on extinguishment. In addition, $674,000 of interest payable was forgiven on this note during the period ended June 30, 2006.    Under this arrangement, $344,000 per quarter will be recognized as gain on extinguishment each of the next 6 quarters

Effective January 1, 2006 the Company’s Board of Directors and First Equity Corporation (FEC) agreed to extinguish $45,000 of interest payable on the note owed to FEC, each quarter until the entire balance is forgiven.  $90,000 was recognized as gain on extinguishment during the six months ended June 30, 2006.  This forgiveness is contingent upon certain events during the forgiveness period, as described in the agreement.  Under this arrangement, $45,000 per quarter will be recognized as gain on extinguishment each of the next 6 quarters.

Total gain on extinguishment of notes payable during the six months ended June 30, 2006 was $3,396,000.  Gain from extinguishment of interest payable during the three and six-month periods ended June 30, 2006 was $382,000 and $764,000, respectively.

11.

Changes in Capitalization

Effective January 1, 2006, holders of Series B and D cumulative convertible preferred stock agreed to convert their preferred shares into 5 million and 12 million shares of the Company’s common stock, respectively. These preferred securities were convertible into 11,574 and 3,333,333 shares of common stock under the original terms.  As a result of this induced conversion, an inducement dividend was recorded for the six months ended June 30, 2006 in the amount of $477,928, representing the difference in the fair values of the awards.  Also holders of both Series B and D preferred shares forgave the dividends in arrears on these preferred shares in the amount of $1,768,000. As of June 30, 2006 the Company had 28,561,175 shares of common stock outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in the report.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

For the three-month period ended June 30, 2006, the company had net income of $453,000 as compared to a net loss of $117,000 for the three-month period ended June 30, 2005, an improvement of $570,000.  This improvement was mainly due to the significant decrease in selling, general and administrative expenses (“SG&A”), interest expense and an increase in non operating income due to the extinguishments of debts.

Net sales for the three-month period ended June 30, 2006 decreased to $703,000 compared to $766,000 of sales for the three-month period ended June 30, 2005.

SG&A decreased in the three-month period ended June 30, 2006 by 32% to $394,000 versus the three-month period ended June 30, 2005, mainly due to decreases in personnel costs, trade show expenses, advertising expenses and legal fees.

Net interest expense for the three-month period ended June 30, 2006, decreased by 25% to $238,000 versus the three-month period ended June 30, 2005, mainly due to the extinguishments of some related party notes payable.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

For the six-month period ended June 30, 2006, the company had net income of $4,055,000 as compared to a net loss of $52,000 for the six-month period ended June 30, 2005.  This improvement was mainly due to the gain from extinguishments of debts, significant decrease in interest expense, and a decrease in selling, general and administrative expenses (“SG&A”).

Net sales for the six-month period ended June 30, 2006 decreased to $1,220,000 compared to $1,744,000 of sales for the six-month period ended June 30, 2005.

SG&A decreased in the six-month period ended June 30, 2006 by 26% to $865,000 versus the six-month period ended June 30, 2005, mainly due to decreases in personnel costs, trade show expenses, advertising expenses and legal fees.

Net interest expense for the six-month period ended June 30, 2006, decreased by 26% to $465,000 versus the six-month period ended June 30, 2005, mainly due to the extinguishments of some related party notes payable.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Operating Officer have performed an evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Operating Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Operating Officer have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of and for the period covered by the Report.

Dated: August 14, 2006

/s/ Brian T. Donnelly
-----------------------------------------
Chief Operating Officer