Form 10QSB
period 2006-09-30
AJAY SPORTS INC
filed 2006-11-20
CIK 854858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:             Yes            No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)                                            Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                                            Yes           No   X

The number of shares outstanding of the registrant’s common stock as of November 20, 2006 was 28,561,175.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

AJAY SPORTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	September 30, 2006 (Unaudited)	December 31, 2005
Current assets
Cash	$ 83	$ 66
Accounts receivable, net	509	439
Prepaid expenses and other current assets	17	11
Total current assets	609	516
Long-term assets
Fixed assets, net of depreciation	21	18
Trademarks	6,355	6,355
Other assets	15	15
Total long-term assets	6,391	6,388
TOTAL ASSETS	$ 7,000	$ 6,904

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 130	$ 145
Accrued expenses and other liabilities	2,479	940
Note payable – bank (secured)	3,475	3,476
Note payable - other	1,950	1,860
Total current liabilities	8,034	6,421
Long-term liabilities
Note payable - related party (secured)	7,494	12,200
Total long-term liabilities	7,494	12,200
TOTAL LIABILITIES	15,528	18,621

Minority interest	94	115

Shareholders' equity
Preferred stock- 10,000,000 shares authorized, Series B, $100 par value, 0 and 12,500, shares issued and outstanding, at December 31, 2005	-	1,250
Series C, $10 par value, 208,439 shares issued and outstanding	2,084	2,084
Series D, $0.01 par value, 6,000,000 shares issued and outstanding, at December 31, 2005	-	60
Common stock, $0.01 par value, 100,000,000 shares authorized,
28,593,322 and 4,289,322 shares issued, 28,561,175 and 4,257,175 shares outstanding, as of September 30, 2006 and December 31, 2005, respectively; and 32,147 shares in treasury	286	43
Additional paid-in capital	20,145	18,344
Accumulated deficit	(31,137)	(33,613)
Total shareholders' equity	(8,622)	(11,832)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,000	$ 6,904

See accompanying notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues
Royalties	$ 398	$ 383	$ 1,235	$ 1,214
Initial franchise fees	55	72	330	716
Marketing fund revenue	26	25	88	82
Merchandise sales	1	270	5	286
Other operating revenue	102	(56)	144	140
Total revenues	582	694	1,802	2,438
Cost of sales	1	-	8	21
Gross margin	581	694	1,794	2,417

Selling, general and administrative expense
Wages	183	232	597	624
Legal fees	132	46	212	205
Accounting fees	31	(5)	147	-
Commissions on sales	-	-	-	128
Bad debts	3	72	33	127
Other selling, general & administrative expenses	158	163	383	591
Total selling, general and administrative expense	507	508	1,372	1,675

Income from operations	74	186	422	742
Non-operating income (expenses)
Interest expense, net	(242)	(349)	(707)	(978)
Depreciation and amortization	(2)	25	(5)	14
Gain on extinguishments of debts	382	-	4,542	15
Total non operating income (expenses)	138	(324)	3,830	(949)
Income (loss) from continuing operations before income taxes, minority interest and extraordinary item	212	(138)	4,252	(207)
Income taxes	-	-	-	-
Income (loss) from continuing operations before minority interest and extraordinary item	212	(138)	4,252	(207)
Minority interest	6	10	21	27
Net income (loss) from continuing operations before the extraordinary item	218	(128)	4,273	(180)
Legal contingency	(1,320)	-	(1,320)	-
Net income (loss) from continuing operations	(1,102)	(128)	2,953	(180)
Discontinued operations
Gain from settlement of debts	-	2,208	-	2,208
Net income (loss)	(1,102)	2,080	2,953	2,028
Undeclared preferred dividends	(52)	(85)	(156)	(256)
Additional income available to common shareholders	-	-	6,945	-
Net income (loss) available to common shareholders	(1,154)	1,995	9,742	1,772
Net income (loss) per common share basic and diluted
Net income (loss) from continuing operations	(0.04)	(0.05)	0.34	(0.11)
Net income from discontinued operations	-	0.52	-	0.52
Net income (loss) per common share	$ (0.04)	$ 0.47	$ 0.34	$ 0.41
Weighted average common shares outstanding basic and diluted	28,561	4,257	28,561	4,257

See accompanying notes to consolidated financial statements.

AJAY SPORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30
	2006	2005
Operating activities:
Net income	$ 2,953	$ 2,028
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	5	(14)
Changes in current assets and liabilities
(Increase) decrease in accounts receivable	(70)	9
(Increase) decrease in prepaid expenses and other current assets	(6)	57
Decrease in accounts payable	(15)	(415)
Increase (decrease) in accrued expenses and other liabilities	219	(19)
Gain on extinguishments of debts	(4,542)	(2,208)
Minority interest in loss of subsidiary	(21)	(27)
Legal contingency	1,320	-
Other net income	174	676
Total adjustments	(4,256)	(1,941)
Net cash provided by operating activities	17	87

Financing activities:
Repayments of notes payable	-	(1,721)
Proceeds from notes payable	-	1,721
Net cash used in financing activities	-	-

Discontinued operations
Cash used in discontinued operations	-	(10)
Net increase in cash	17	77
Cash at the beginning of period	66	13
Cash at the end of period	$ 83	$ 90

Supplemental disclosure of cash flow information
Cash paid for interest	$ 233	$ 213
Non-cash financing activities

Preferred stock converted into common shares	$ 6,250	$ -
Note payable converted into common shares	$ 3,652	$ -
Non-cash dividend as a result of induced conversion of preferred stock	$ 478	$ -

See accompanying notes to consolidated financial statements.

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

Pro Golf of America, Inc. is the world’s largest franchisor of “golf only” retail stores, with over 110 stores in the United States, Canada, Europe and Puerto Rico, as of September 30, 2006.  Pro Golf of America, Inc. provides services to its franchisees in exchange for initial franchise, advertising, marketing fees, and ongoing royalties based on a percentage of retail sales.

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

5.

Trademarks

Trademarks at September 30, 2006 and December 31, 2005 consist primarily of trademarks and brand names held by Pro Golf International, Inc. and Pro Golf of America, Inc.  Trademarks are determined to be indefinite; therefore, they are not being amortized.  However, these assets are tested annually for impairment in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  No impairment was recorded for the periods ended September 30, 2006 and 2005.

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

Holders of the Company’s Series C cumulative convertible preferred stock are entitled to cumulative dividends at an annual rate of $1.00 per share.  Due to a shortage of operating funds to run the business, dividends on Series C preferred stock have not been paid since December 31, 1996.  At September 30, 2006 and December 31, 2005, dividends in arrears on the 10% cumulative convertible preferred Series C stock were $2,115,620 and $1,959,290, respectively.  The Company has dedicated all available funds to support continuing operations of the Company until sufficient cash availability allows declaration and payment of dividends.

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

10.

Extinguishments of related party debts

Effective January 1, 2006, the Company’s Board of Directors and Thomas Itin, CEO agreed to extinguish the principal amount of one of the notes payable to Mr. Itin in the amount of $3,652,000 in exchange for 7,304,000 shares of the Company’s common stock, at an exchange rate of approximately 50 cents per share.  This transaction created $3,396,000 of gain on extinguishment. In addition, $1,011,000 of interest payable was forgiven on this note during the period ended September 30, 2006.    Under this arrangement, $337,000 per quarter will be recognized as gain on extinguishment each of the next five quarters.

Effective January 1, 2006 the Company’s Board of Directors and First Equity Corporation (FEC) agreed to extinguish $45,000 of interest payable on the note owed to FEC, each quarter until the entire balance is forgiven.  $135,000 was recognized as gain on extinguishment during the nine months ended September 30, 2006.  This forgiveness is contingent upon certain events during the forgiveness period, as described in the agreement.  Under this arrangement, $45,000 per quarter will be recognized as gain on extinguishment each of the next five quarters.

Total gain on extinguishment of notes payable during the nine months ended September 30, 2006 was $3,396,000.  Gain from extinguishment of interest payable during the three and nine-month periods ended September 30, 2006 was $382,000 and $1,146,000, respectively.

11.

Changes in Capitalization

Effective January 1, 2006, holders of Series B and D cumulative convertible preferred stock agreed to convert their preferred shares into 5 million and 12 million shares of the Company’s common stock, respectively. These preferred securities were convertible into 11,574 and 3,333,333 shares of common stock under the original terms.  As a result of this induced conversion, an inducement dividend was recorded for the nine months ended September 30, 2006 in the amount of $477,928, representing the difference in the fair values of the awards.  Also holders of both Series B and D preferred shares forgave the dividends in arrears on these preferred shares in the amount of $1,768,000. As of September 30, 2006 the Company had 28,561,175 shares of common stock outstanding.

12.

 Subsequent events-extraordinary item

On October 6, 2006 the Company received an adverse verdict from an Oakland County jury on a wrongful discharge case brought by a former employee.  The Company strongly disagrees with numerous rulings by the trial court, as well as the jury’s conclusion and verdict, which awarded the Plaintiff $850,000 in damages.  On November 8, 2006, a Final Judgment was entered by a Circuit Court Judge, who awarded $1,320,168 to the Plaintiff.  Such amount includes the jury’s award, the statutory interest, court costs and attorneys’ fees.  A motion for new trial has been filed and is scheduled to be heard on December 06, 2006.  If appropriate post judgment relief is not obtained, then the company intends to appeal the verdict to a higher court.

The Judgment in the amount of $1,320,168 is recorded in the consolidated balance sheet as of September 30, 2006 and the statements of operations for the period then ended, based on the guidance given by FASB 5, Accounting for legal contingencies. Management determined that such amount should be classified as an extraordinary item, due to the fact that it is unusual in nature and infrequent in occurrence.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in the report.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

For the three-month period ended September 30, 2006, the company had net loss of $1,102,000 as compared to a net income of $2,080,000 for the three-month period ended September 30, 2005.  The decrease for 2006 is mainly due to the income recognized on the extinguishments of debts in the 2005 period, and also due to the extraordinary item effect in the amount of $1,320,000 for the three months ended September 30, 2006.

Net sales for the three-month period ended September 30, 2006 decreased to $582,000 compared to $694,000 of sales for the three-month period ended September 30, 2005.  This change is mainly due to the decrease in initial franchise fees and other revenues.

Selling, general & administrative expenses (“SG&A”) decreased by an insignificant amount in the three-month period ended September 30, 2006 to $507,000.

Net interest expense for the three-month period ended September 30, 2006, decreased to $242,000 versus $ 349,000 for the three-month period ended September 30, 2005, mainly due to the extinguishments of some related party notes payable.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

For the nine-month period ended September 30, 2006, the company had net income of $2,953,000 as compared to a net loss of $180,000 for the nine-month period ended September 30, 2005.  This improvement was mainly due to the gain from extinguishments of debts, significant decrease in interest expense, and a decrease in SG&A, such as wages, commissions, and bad debts.

Net sales for the nine-month period ended September 30, 2006 decreased to $1,802,000 compared to $2,438,000 of sales for the nine-month period ended September 30, 2005. This change is mainly due to the decrease in initial franchise fees and other revenues.

SG&A decreased in the nine-month period ended September 30, 2006 to $1,372,000 versus $ 1,675,000 for the nine-month period ended September 30, 2005, mainly due to decreases in personnel costs, trade show expenses, advertising expenses and legal fees.

Net interest expense for the nine-month period ended September 30, 2006, decreased to $707,000 versus $ 978,000 for the nine-month period ended September 30, 2005, mainly due to the extinguishments of some related party notes payable.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Accountant have performed an evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, as those terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and each has concluded that such disclosure controls and procedures are partially effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the nine-months ended September 30, 2006, the Company did not file on a timely basis, certain of its quarterly Form 10-QSB’s and its 2005 annual Form 10-KSB with the Securities Exchange Commission (SEC) within the required due dates.  There have also been post closing audit and review adjustments in filings made by the Company during the same period.  The Company’s auditor advised the Company’s management and its Board of Directors that these are identified as significant deficiencies which are designated as “reportable conditions” and collectively, constitute a material weakness in the Company’s internal controls over financial reporting under Section 404 of the Sarbanes Oxley Act.

Changes in Internal Controls

During the three months ended September 30, 2006, the Company has made the following changes to correct the weakness noted above:

The Company has engaged a part time outside accountant to help in preparation and filing of the past due financial reports with the SEC.  As the facts have shown, such step proved to be very efficient.  The Company is now current on all the SEC filings.  In addition, the Company’s accounting staff is being trained in the SEC filings area, in order to assure that more than one person is capable of completing such filings on a timely basis.

There have been no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 to which this report relates, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Accountant, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Accountant have concluded that, to their knowledge on the basis of that evaluation, the Company’s disclosure controls and procedures were partially effective as of the end of the period covered by this report.  There has been no other changes in the Company’s internal control over financial reporting, other than the changes described above, that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 6, 2006 the Company received an adverse verdict from an Oakland County jury on a wrongful discharge case brought by a former employee.  The Company strongly disagrees with numerous rulings by the trial court, as well as the jury’s conclusion and verdict, which awarded the Plaintiff $850,000 in damages.  On November 8, 2006, a Final Judgment was entered by a Circuit Court Judge, who awarded $1,320,168 to the Plaintiff.  Such amount includes the jury’s award, the statutory interest, court costs, and attorneys’ fees.  A motion for new trial has been filed and is scheduled to be heard on December 06, 2006.  If appropriate post judgment relief is not obtained, then the company intends to appeal the verdict to a higher court.

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

AJAY SPORTS, INC.

By:  /s/ THOMAS W. ITIN

       Thomas W. Itin

       Chairman and Chief Executive Officer

By:  /s/ Majlinda Xhuti

       Majlinda Xhuti

       Chief Accountant

Date: November 20, 2006

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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

(b)

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

 Date: November 20, 2006

/s/ Thomas W. Itin --------------------------------------------
Chief Executive Officer

SECTION 302 CERTIFICATION OF FINANCIAL OFFICER

 I, Majlinda Xhuti certify that:

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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

(b)

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

 Date: November 20, 2006

/s/ Majlinda Xhuti --------------------------------------------
Majlinda Xhuti Chief Accountant

SECTION 906 CERTIFICATION OF CEO

      I, Thomas W. Itin, Chief Executive Officer of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that to my knowledge:

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of and for the period covered by the Report.

Dated: November 20, 2006

/s/Thomas W Itin
--------------------------------
Chairman of the Board of Directors and
Chief Executive Officer

SECTION 906 CERTIFICATION OF FINANCIAL OFFICER

      I, Majlinda Xhuti, Chief Accountant of Ajay Sports, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that to my knowledge:

1.

The Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of and for the period covered by the Report.

Dated: November 20, 2006

/s/ Majlinda Xhuti
-----------------------------------------
Majlinda Xhuti Chief Accountant